Form 10QSB
period 2001-03-31
COL CHINA ONLINE INTERNATIONAL INC
filed 2001-05-21
CIK 1114274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                  FORM 10 - QSB

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                 For the quarterly period ended March 31, 2001.

                       COL China Online International Inc.
                       -----------------------------------
        (Exact name of small business issuer as specified in its charter)

                                    Delaware
                                    --------
                 (State or other jurisdiction of incorporation)

                                                   52-2224845
          -------------                            ----------
    (Commission File Number)          (IRS Employer Identification Number)

                             3177 South Parker Road
                             Aurora, Colorado, 80014
                             -----------------------
           (Address of principal executive offices including zip code)

                                 (303) 695-8530
                                 --------------
          (Small Business Issuer telephone number, including area code)

                                 Not Applicable
                                 --------------
          (Former Name or Former Address, if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes __  No X

As of May 1, 2001, the Registrant had outstanding 8,300,000 shares of its common stock, par value $0.0005.

Transitional Small Business Disclosure Format (Check One):
Yes __  No X

                       COL China Online International Inc.
                          (A Development Stage Company)

                                   FORM 10-QSB

                                 March 31, 2001

                                Table of Contents

                                                                        Page No.

                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1.  Financial Statements

         Balance Sheet as of March 31, 2001 (unaudited)........................3

         Statements of Operations for the Three Months Ended
             March 31, 2001, Nine Months Ended March 31, 2001
             and Cumulative From Inception to March 31, 2001
             (unaudited).......................................................4

         Statements of Cash Flows for the Nine Months Ended
             March 31, 2001 and Cumulative From Inception to
             March 31, 2001 (unaudited)........................................5

         Notes to Consolidated Financial Statements............................6


Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

         Liquidity and Capital Resources.......................................8

         Statement of Operations for the Periods Ended March 31, 2001..........9


                           PART II. OTHER INFORMATION
                           --------------------------

Item 6.  Exhibits and Reports on Form 8-K......................................9


                           PART I. FINANCIAL INFORMATION
                           -----------------------------

Item 1. Financial Statements

                        COL CHINA ONLINE INTERNATIONAL INC.
                           (A Development Stage Company)

                                   BALANCE SHEET
                                    (unaudited)


                                      ASSETS
                                      ------
                                                                          MARCH 31,
                                                                             2001
                                                                          ---------
CURRENT ASSETS:
         Cash                                                             $   4,101
         Receivable, Migration                                               18,420
                                                                          ---------
                                                                             22,521

DEFERRED OFFERING COST                                                       75,000
                                                                          ---------

TOTAL ASSETS                                                              $  97,521
                                                                          =========

                     LIABILITIES AND STOCKHOLDERS' DEFICIENCY
                     ----------------------------------------

CURRENT LIABILITIES:
         Accounts payable                                                 $ 128,095

PAYABLE - AFFILIATE                                                         185,000

STOCKHOLDERS' DEFICIENCY:
         Preferred stock, $.001 par value; 5,000,000 shares authorized,        --
                  none outstanding
         Common stock, $.001 par value; 100,000,000 shares authorized;        8,300
                  8,300,000 shares issued and outstanding
         Additional paid-in capital                                         140,790
         Deficit accumulated during the development stage                  (364,664)
                                                                          ---------
                           Total stockholders' deficiency                  (215,574)
                                                                          ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                            $  97,521
                                                                          =========




                               COL CHINA ONLINE INTERNATIONAL INC.
                                  (A Development Stage Company)

                                    STATEMENTS OF OPERATIONS
                                           (Unaudited)


                                                      THREE MONTHS    NINE MONTHS  CUMULATIVE FROM
                                                          ENDED          ENDED        INCEPTION
                                                        MARCH 31,      MARCH 31,       MARCH 31,
                                                           2001           2001           2001
                                                       -----------    -----------    -----------

NET REVENUES                                           $      --      $      --      $      --

GENERAL AND ADMINISTRATIVE EXPENSES                          7,013         36,597        205,731

EXCESS PUBLIC OFFERING COSTS                                61,487        158,731        158,731
                                                       -----------    -----------    -----------

NET LOSS                                               $   (68,500)   $  (195,328)   $  (364,664)
                                                       ===========    ===========    ===========

NET LOSS PER COMMON SHARE                              $      (.01)   $      (.02)   $      (.03)
                                                       ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON SHARES OUTSTANDING   $ 8,300,000    $ 8,300,000    $ 8,300,000
                                                       ===========    ===========    ===========






                                 COL CHINA ONLINE INTERNATIONAL INC.
                                    (A Development Stage Company)

                                       STATEMENT OF CASH FLOWS
                                             (Unaudited)

                                                                              NINE MONTHS   CUMULATIVE
                                                                                 ENDED    FROM INCEPTION
                                                                                MARCH 31,     MARCH 31,
                                                                                  2001         2001
                                                                               ---------    ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                                   $(195,328)   $(364,664)
    Expenses paid by principal stockholder                                          --         89,343
    Adjustments to reconcile net loss to net cash from operating activities:
        Changes in operating assets and liabilities:
               Increase in receivable, Migration                                    --        (18,420)
               Increase in deferred offering costs                                (7,055)     (75,000)
               Increase in accounts payable                                        9,134      128,095
                                                                               ---------    ---------
        Net cash (used) in operating activities                                 (193,249)    (240,646)
                                                                               ---------    ---------

CASH FLOWS FROM INVESTING ACTIVITY                                                  --           --
                                                                               ---------    ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock, net of offering costs                   --         59,747
    Advance by affiliate                                                         185,000      185,000
                                                                               ---------    ---------
    Net cash provided by financing activities                                    185,000      244,747
                                                                               ---------    ---------

NET INCREASE (DECREASE) IN CASH                                                   (8,249)       4,101

CASH, beginning of period                                                         12,350         --
                                                                               ---------    ---------

CASH, end of period                                                            $   4,101    $   4,101
                                                                               =========    =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Capital contribution of expenses incurred by principal stockholder         $    --      $  89,343
                                                                               =========    =========

    Accounts payable for offering costs                                        $  75,000    $  75,000
                                                                               =========    =========




                                                  5

                       COL CHINA ONLINE INTERNATIONAL INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                          PERIODS ENDED MARCH 31, 2001


1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     ------------------------------------------------------------

     Nature of Operations - COL China Online International Inc. ("COL International") was incorporated as a Delaware corporation on February 22, 2000, for the purpose of acquiring Migration Developments Limited ("Migration") and raising equity capital. COL International is considered to be in the development stage, due to its limited operations and lack of revenues to date. Operations since inception include organization matters, raising equity and acquisition negotiations with Migration.

     Deferred Offering Costs - Costs incurred in connection with COL International's proposed public offering are being deferred. Such amounts will be offset against the proceeds of the offering, if the offering is successful, or expensed in operations, if the offering is unsuccessful or to the extent such costs exceed the expected capital to be raised. As of March 31, 2001, COL has deferred $75,000, which is the minimum amount expected to be received in the public offering. Amounts in excess of this amount have been expensed.


2.   INTERIM FINANCIAL STATEMENTS:
     -----------------------------

     The accompanying financial statements are unaudited. However, in the opinion of management, the accompanying financial statements reflect all adjustments (which are normal and recurring in nature) necessary for a fair presentation. The interim financial information is not necessarily indicative of financial results expected for the year.

     Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been condensed or omitted pursuant to the Securities and Exchange Commission's rules and regulations. Management believes the disclosures made are adequate to make the information not misleading and suggests that these financial statements be read in conjunction with COL International's registration statement on Form SB-2.


3.   LIQUIDITY AND CONTINUING OPERATIONS:
     ------------------------------------

     COL International is in the development stage and has not incurred revenues since inception. Furthermore, COL International was incorporated for the primary purpose of acquiring Migration. Migration has operations in the People's Republic of China ("PRC") and has incurred operating losses since its inception. Migration's operations have been funded by its major stockholder. As of March 31, 2001, COL International has limited funds and is totally dependent upon its primary stockholder or Migration's major stockholder for continued funding.

                       COL CHINA ONLINE INTERNATIONAL INC.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS
                                   (UNAUDITED)

                          PERIODS ENDED MARCH 31, 2001


     The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. Continuation of COL International as a going concern is dependent upon the continued funding by COL International's primary stockholder or Migration's major stockholder, the successful merger with Migration or another operating company and, ultimately achieving profitable operations. The financial statements do not include any adjustments should COL International be unable to continue operations as a going concern.


4.   POTENTIAL MERGER WITH MIGRATION DEVELOPMENTS LIMITED:
     -----------------------------------------------------

     COL International has entered into an agreement to acquire Migration through issuance of 40,200,000 shares of common stock. The acquisition is contingent upon COL International's successful completion of its public offering. As COL International has no substantive operations, all costs associated with the merger are being expensed in operations. If the acquisition is successfully completed, COL International will remain the legal surviving entity and Migration will become a subsidiary. For financial reporting purposes, however, Migration will be considered the surviving financial reporting entity as its stockholders will have majority ownership and control both management and the Board of Directors of the combined company. Therefore, after the acquisition, financial statements will reflect the operations of Migration as if Migration had acquired COL International. No goodwill will be recorded in the acquisition. The major stockholder of COL International also serves as an advisor to Migration.


5.   PROPOSED PUBLIC OFFERING:
     -------------------------

     COL International has prepared a filing statement with the Securities and Exchange Commission for the sale of a minimum of 1,500,000 and a maximum of 2,000,000 shares of common stock at $.05 per share. In connection with this offering, COL International will register the 1,250,000 shares previously issued in a private placement. This offering is expected to be self-underwritten by COL International. The proceeds from the proposed public offering will not be adequate to cover the costs of the offering. Such excess costs are currently being partially funded by Migration's majority stockholder.

Item 2. Management's Discussion And Analysis Of Financial Condition And Results Of Operations

The following is a discussion and comparison of the financial condition and results of operations of COL International as of March 31, 2001 and the periods then ended. These discussions should be read in conjunction with our financial statements, the notes to the financial statements, and the other financial data included elsewhere in Form SB-2.

This quarterly report on Form 10-QSB includes statements that are not purely historical and are "forward-looking statements" within the meaning of Section 37A of the Securities Act of 1933, as amended, and Section 21E of the Securities Exchange Act of 1934, as amended. Forward-looking statements involve risks and uncertainties that could cause actual results to differ from projected results.

COL CHINA ONLINE INTERNATIONAL INC.

COL International is a development stage company incorporated on February 22, 2000. Its sole purpose is to acquire Migration through an exchange of shares. To date, COL International has raised limited capital from its founders and in a private offering of securities. COL International has also coordinated a public offering and the exchange of shares with Migration. COL International has recognized no revenues, nor is it expected to in the future, until it acquires Migration. COL International's expenses have been related primarily to professional fees incurred in connection with the planned exchange of shares between the companies. After the proposed public offering and exchange of shares, Migration will own approximately 80 percent of COL International.

The ability of COL International to continue operations as a going concern is dependent upon the successful completion of the exchange with Migration and the continued support from COL International's principal stockholder and/or Migration's majority stockholder until the acquisition occurs. The proceeds from the public offering will not be adequate to cover the costs of the offering. After the acquisition, the continuation of the combined entity will be dependent upon the continued support of Migration's majority stockholder, until such time as, when or if, the combined entity achieves positive cash flows from operations or additional funds are raised in future private and public offerings.

Liquidity and Capital Resources

COL International has negative working capital as of March 31, 2001 of approximately ($105,500). As of the date of this filing, $185,000 has been advanced by Migration's majority stockholder to COL International. As COL International is expected to continue to operate on a negative cash flow basis for at least the near term, the entity will continue to be dependent upon Migration's majority stockholder for continued financial support. COL International intends to raise additional funds through public or private offerings in the future; however, there is no assurance COL International will be successful in these endeavors.

For the nine months ended March 31, 2001, cash used in operations was $193,249, which was comprised principally of a net loss of $195,328 offset by an increase in deferred offering costs and accounts payable. COL International had no cash flows from investing activities. For this same period cash flows from financing activities was $185,000. This is comprised of advances from Migration's majority stockholder of $185,000 through March 31, 2001. These amounts are without interest or collateral and repayable only out of 20 percent of future pre-tax net profits or convertible into common stock of COL International at the greater of $1.20 or 90 percent of the market price of COL International's common stock. Advances made after the effective date of the registration statement, which are $40,000, may be convertible at $1.20 per share or 110 percent of the weighted average trading price for twenty days preceding the date of notice of conversion of COL International common stock.

For the period from inception on February 22, 2000 to March 31, 2001, cash used in operations was $240,646, which was comprised principally of a cumulative net loss of $364,664 offset by expenses paid directly by the principal stockholder of $89,343, an increase in deferred offering costs, accounts receivable and accounts payable. COL International had no cash flows from investing activities. For this same period cash flows from financing activities was $244,747. This is comprised of advances from Migration's majority stockholder of $185,000 and proceeds from the issuance of common stock, net of offering costs of $59,747.

Statement of Operations for the Periods Ended March 31, 2001

The financial statements reflect the operations of COL International from its inception on February 22, 2000 to March 31, 2001 including certain costs, which were incurred and paid to third parties prior to incorporation of COL International by COL International's primary stockholder. COL International's total expenses and related net loss relate primarily to professional fees paid to attorneys and accountants in connection with the proposed public offering and acquisition of Migration. Of this amount approximately $61,000, $160,000 and $160,000 for the three months, nine months and cumulative from inception to March 31, 2001, respectively, relate to public offering costs. These costs are being expensed as COL International has deferred $75,000 of offering costs as of March 31, 2001, which is the minimum amount expected to be received from the public offering. Costs in excess of this amount will be expenses in operations as incurred.

The balance of general and administrative costs of approximately $7,000 and $36,000 for the three and nine months ended March 31, 2001, respectively, represent general expenses of operating an office in Denver, Colorado. A substantial portion of the remaining costs included in the $206,000 of general and administrative costs from inception to March 31, 2001, represent professional fees associated with the merger with Migration.

After the acquisition, a substantial portion of costs paid to professionals, including accountants and attorneys are not expected to be recurring as they related to due diligence costs associated with the acquisition with Migration. However, having foreign operations with public reporting obligations in the United States subjects COL International to certain additional costs not normally associated with a US public company with only US operations. These costs are substantial and include, among other costs, travel and coordination with foreign professionals. Therefore, COL International is unable to accurately estimate the amount of costs, which will not be recurring.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 6. Exhibits And Reports On Form 8-K

     (a)  Exhibits.
          ---------

          None.

     (b)  Reports on Form 8-K.
          --------------------

          None.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act Of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COL CHINA ONLINE INTERNATIONAL INC.


Date:  May 21, 2001                       By: /s/ Mark K. Shaner
                                          --------------------------------------
                                          Mark K. Shaner
                                          President