Form 10KSB40
period 2001-06-30
COL CHINA ONLINE INTERNATIONAL INC
filed 2001-11-15
CIK 1114274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549


                                  FORM 10 - KSB


(MARK ONE)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended June 30, 2001.
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

                       COL China Online International Inc.
                       -----------------------------------
        (Exact name of small business issuer as specified in its charter)

                                    Delaware
                                    --------
                 (State or other jurisdiction of incorporation)

       333-39208                                          52-2224845
       ---------                                          ----------
(Commission File Number)                    (IRS Employer Identification Number)

                             3177 South Parker Road
                             Aurora, Colorado 80014
                             ----------------------
           (Address of principal executive offices including zip code)

                                 (303) 695-8530
                                 --------------
          (Small Business Issuer telephone number, including area code)

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                     (None)

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                          $.001 par value common stock

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes ___     No  X

Check here if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
Yes   X     No ___

Issuer's revenues for its most recent fiscal year: $0

As of October 12, 2001, the aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $2,507,750. This calculation is based upon the sale price of $.05 per share of common stock sold in the Registrant's initial public offering pursuant to a Registration Statement on Form SB-2/A declared effective by the Securities And Exchange Commission on February 8, 2001 (Registration No. 333-32908). Without asserting that any director or executive officer of the issuer, or the beneficial owner of more than five percent of the issuer's common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

The number of shares of the Registrant's $.001 par value common stock outstanding as of October 12, 2001 was 50,155,000.

                       COL China Online International Inc.
                     10-KSB for the Year Ended June 30, 2001

                                Table of Contents

PART I ....................................................................    2

Item 1.  Business .........................................................    2

Item 2.  Properties .......................................................   23

Item 3.  Legal Proceedings ................................................   23

Item 4.  Submission of Matters to a Vote of Security Holders ..............   23

PART II ...................................................................   24

Item 5.  Market for Registrant's Common Equity and Related Stockholder
         Matters ..........................................................   24

Item 6.  Management's Discussion and Analysis of Results of Operations
         and Financial Condition ..........................................   24

Item 7.  Financial Statements .............................................   27

Item 8.  Changes in and Disagreements with Accountants on Accounting
         and Financial Disclosure .........................................   27

PART III ..................................................................   27

Item 9.  Directors, Executive Officers, Promoters and Control Persons:
         Compliance with Section 16(a) of the Exchange Act ................   27

Item 10. Executive Compensation ...........................................   29

Item 11. Security Ownership of Certain Beneficial Owners and Management ...   31

Item 12. Certain Relationships and Related Transactions ...................   33

Item 13. Exhibits and Reports on Form 8-K .................................   35

Signatures ................................................................   37

                                     PART I
Item 1. Business
----------------

Overview Of COL International

     COL China Online International Inc. ("COL International") was formed for the purpose of acquiring and conducting the engineering services and the internet related business of Migration Developments Limited, a British Virgin Islands company. On September 24, 2001, we completed the acquisition of Migration through the exchange of shares of COL International for all the outstanding shares of Migration. In this transaction, we acquired all the outstanding common shares of Migration in exchange for 40.2 million shares of our common stock. As a result of the acquisition, Migration became a wholly owned subsidiary of COL International.

     In July 2001, we completed our initial public offering of common stock. We sold 1,655,000 shares of our common stock in this offering at $.05 per share. All net proceeds from this offering were used to pay costs associated with the offering.

Exchange Rate
-------------

     In this report, references to "U.S. dollars", "US$" or "$" are to U.S. currency and references to "Renminbi", "RMB" or "Rmb" are to China's currency. Solely for the convenience of the reader, this report contains translations of certain Renminbi amounts into U.S. dollars at specified rates. These translations should not be construed as representations that the Renminbi amounts actually represent such U.S. dollar amounts or could be converted into U.S. dollars at the rate indicated. The Rmb is not a freely convertible security. See "Risk Factors--A change in currency exchange and devaluation could substantially affect the joint venture's operations". Unless otherwise stated, conversion of amounts from Renminbi into United States dollars for the convenience of the reader has been made at the exchange rate quoted by the Bank of China on September 30, 2001 of US$1.00 = Rmb 8.29.

     The following table sets forth certain information concerning exchange rates between Renminbi and U.S. dollars for the periods indicated:

                                              Noon Buying Rate (1)
                                              --------------------
Calendar Year                  Period End     Average (2)    High         Low
-------------                  ----------     -------        ----         ---
                                                  (Rmb per US$)
1996                             8.3284        8.3387       8.5000       8.3267
1997                             8.3099        8.3193       8.3260       8.3099
1998                             8.2789        8.2969       8.3100       8.2778
1999                             8.2795        8.2785       8.2800       8.2770
2000                             8.2774        8.2784       8.2799       8.2768
2001 (through September 30)      8.2868        8.2779       8.2798       8.2767
----------

(1) The noon buying rate in New York for cable transfers payable in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York.
(2) Determined by averaging the rates on the last business day of each month during the relevant period.

Corporate Structure

     Our operations consist primarily of internet related services, including business-to-business e-commerce, online distance learning, network engineering services, website hosting and internet service provider consulting. Most of our operations are conducted through Shenzhen Rayes Electronic Network System Co., Ltd., a Sino-foreign joint venture, and our interest in the joint venture is as follows: we own 100 percent of the outstanding equity interests of Migration, and Migration owns 90 percent of the equity interests in the joint venture.

     Shenzhen Rayes Group Co., Ltd., a privately owned limited liability company incorporated in China, owns the other ten percent of the equity interests in the joint venture. Migration also owns 70 percent of the outstanding equity interests of Shanghai Shangyi Science and Trade Information Consulting Co., Ltd, which owns a Chinese website for trading construction materials.

     The following chart shows the corporate structure of COL International.


                                    Corporate Structure of COL China Online International Inc.

                                        -----------------------------------
                                        COL China Online International Inc.
                                                    Delaware
                                        -----------------------------------
                                                       |
                                                      100%
                                                       |
  ------------------------------                ------------------------------
  Shenzhen Rayes Group Co., Ltd.                Migration Developments Limited
            China                                  British Virgin Islands
  ------------------------------                ------------------------------
               |                                               |         |
              10%                                             90%        |     -----------------------------------------------------
               |                                               |         |     Shanghai Dongyi Scientific Technology Engineering Co.
 ------------------------------------------------------------------      |                          China
       Shenzhen Rayes Electronic Network System Co., Ltd.                |     -----------------------------------------------------
         Sino-foreign joint venture registered in China                 70%                           |
 ------------------------------------------------------------------      |                            |
           |                   |                                         |                           30%
 -------------------    ----------------                                 |                            |
 Shanghai COL Branch    Wuhan COL Branch                                 |                            |
 -------------------    ----------------                                 |                            |
                               |                                -------------------------------------------------------------------
                               |                                Shanghai Shangyi Science and Trade Information Consulting Co., Ltd.
                               |                                                  Business-to-Business e-commerce
                               |                                -------------------------------------------------------------------
                               |
                -----------------------
                      Education Net
                Online Learning Systems
                -----------------------

Business Of The Joint Venture

     The joint venture offers internet and related engineering services in two sectors: small and medium sized enterprises, or SMEs, and online distance learning. The joint venture is an internet infrastructure provider to the growing number of SMEs in China, most of which are just beginning to use the internet. It offers network engineering services, website hosting, and connections to an internet service provider service, and it intends to offer business-to-business e-commerce. Migration holds a 70 percent equity interest in a leading business-to-business site for selling construction materials, and other vertical portals are under development. The joint venture has developed one of the leading online education sites in China at a time when online education is just beginning to take hold. It is the only education website in China where the Education Commission is an official partner.

     The Education Commission is a branch of the Chinese government. Under the agreement between the Education Commission and the joint venture, the Education Commission will cooperate with the joint venture in developing a website for online distance education, including the providing of public school teachers to develop content. Pursuant to the agreement, the Commission has not been granted any rights concerning operating policies and procedures, selection and termination of operation and financial officers or approval of budgets, capital expenditures and borrowing of the education website.

     The joint venture and Rayes Group agreed under a Cooperation Agreement Regarding China Online's Internet Connection Services Commercial Business that the joint venture will provide technical and marketing services in Shanghai and Wuhan for an internet service provider in exchange for a 50 percent share of the profits. The joint venture also has a right of first refusal to purchase this internet service provider's business in Shanghai and Wuhan should the Rayes Group desire to sell it and the Chinese government policy on foreign investment in the internet industry change in a manner that would allow the joint venture to own it. At this time, however, foreign entities cannot own internet service provider, or ISP, operations in China.

     In addition, the joint venture and Rayes Group agreed under the Cooperation Agreement Regarding China Online's Internet Content Service Commercial Business that Rayes Group will support the efforts of the joint venture to develop value-added internet services. These value-added services include websites that offer contents such as e-commerce or online education. The Internet Connection Agreement and the Internet Content Agreement expire on July 1, 2004 and are renewable upon mutual agreement of the parties.

     The joint venture has a web hosting business and designs proprietary websites, including sites that are e-commerce enabled. The joint venture expanded its bandwidth in early 2001 to meet the needs of its Shanghai Data Centre for Web Hosting and its ISP-related business.

     The joint venture is also designing and building business-to-business e-commerce products. The first product, Construction Net, has already been launched. It is the first business-to-business website in China for promoting and selling building materials. It will carry e-commerce transaction software, which is expected to be installed by late 2001.

     The joint venture has entered into an agreement with Rayes Group under which Rayes Group provides services to the joint venture for a monthly management fee of Rmb 15,000 (or US$1,812) until October 30, 2004. Rayes Group previously provided office space under this arrangement, but the joint venture is no longer utilizing those facilities. The parties also agreed that the joint venture will bear telecommunication costs, including the initial telecommunications capital costs, related to the ISP operations provided that Rayes Group will pay all capital costs related to expansion of the telecommunications facilities related to the ISP operations.

     The joint venture's business is conducted in the following six principal areas:

     1.   Network Engineering

     The joint venture's primary source of revenue to date has been the installation of network systems (i.e., local area networks) and the development and installation of the related software. The joint venture has an engineering and software team for providing network application services to major enterprises and government organizations.

     The joint venture has the background to rapidly expand this business. The joint venture's Chinese partner, the Rayes Group, is particularly well grounded in network engineering and has designed and developed a number of major network engineering projects across China, including control systems for airports and hospitals. For example, it has installed major control and security systems at the Daya Bay Nuclear Power station in the Guangdong province.

     The joint venture is able to develop and install complex application systems for major corporate and government users. The technical department, which consists of information technology professionals, can design specialized software for large users such as banks or government departments, or design personnel and financial administration systems for enterprises. The joint venture also can design, install and maintain major wiring systems in offices in order to create the network structures. For example, the joint venture developed and installed a complex software system for the Wuhan Tax Bureau in July 1999. This involved writing customized software for an internal management system, setting up a remote access system for various outlying offices and building both intranet and internet systems. It has built a network to connect the 40 separate offices that are part of the Wuhan Science Institute. In February 2000, the joint venture also designed and installed the network system for the new headquarters of the Wuhan Education Commission.

     The joint venture started with an engineering team working from Wuhan and has established a similar team in Shanghai. The Shanghai team started working on its first network-engineering contract in late 2000. It has since planned and built networks in Shanghai for companies that include China Telecom, the national telephone carrier, the Shanghai Institute of Machine Building and Tokyo Seimitsu Ltd.

     The joint venture is entering this network engineering business at a time when China is expecting an increase in related information technology business. China's level of information technology, or "information capacity", is one of the lowest in the world, and only 8.6 percent of the US level, according to a report released in 2000 by China's State Statistical Bureau.

     In response, China has mapped ambitious plans to rapidly upgrade and expand its networks. In Shanghai, the city government plans that by 2002 every major building in the city center will be linked with fiber-optic cable. By the same year, about one-half of all residential communities plan to be connected with their own local-area networks. Shanghai also aims to raise the number of internet users four-fold to 30 percent of the population, or four million people, by 2002, according to a five-year plan released in 2000 by the Shanghai government.

     The joint venture is currently in discussions with one major property developer to provide value-added network services to a large number of commercial and residential buildings in Shanghai.

     2.   Web Hosting

     The joint venture expanded its bandwidth in Shanghai in 2001 to gear up for an expansion of its web hosting business, which will focus on serving SEMs.

     The joint venture has built a web hosting department that offers secure server storage with technical staff on duty 24 hours a day, seven days a week. The joint venture hosting service offers both "virtual hosting," where many companies share a single web server in the joint venture's office, as well as "dedicated hosting", in which a single client will use one server. In addition, the joint venture is a "server farm" as some major enterprises, including the Shanghai Fire Protection Bureau and the University of Finance and Economy in Shanghai, house their servers at the joint venture's office for custody and ongoing technical support. The joint venture also offers domain name registrations and has web page design staff for building individual web pages. The joint venture believes that it is able to build high quality websites with e-commerce at highly competitive prices.

     At the same time, local governments, such as Shanghai, are actively promoting a rapid expansion of bandwidth across their cities. The Chinese government has started active programs to encourage businesses to set up websites and try to conduct business over the internet, especially in the face of the country's pending entry into the World Trade Organization.

     The joint venture is developing the web hosting business amid a rapid increase in the number of websites in China. The number of Chinese domain names, ending in "cn", jumped to nearly 100,000 by July 2000 compared to 29,000 in July 1999, according to the China Internet Network Information Center in Beijing. At the same time, Chinese institutions had acquired about 480,000 international domain names during the second quarter of 2000, double the rate of the first quarter, reported the China Data Network Service, a domain name service provider.

     Despite the significant increase in Chinese domain names, the total number of Chinese companies that have set up websites remains relatively low. According to a 2000 China Data Network Service report, only 5.08 percent of commercial businesses in China have acquired internationally registered internet domain names. That number is relatively low by international standards, giving significant opportunities for growth among those companies seeking an online presence.

     Enterprises use the joint venture's web hosting service because they usually lack the professional talent to manage applications and platforms on their own. Most of these companies do not have the budget and the bandwidth to deliver a system on their own that can expand a simple web operation to a complex business application such as an e-commerce transaction site. The joint venture's plan is to function like an in-house information technology department, allowing companies that do not have their own technical staff to outsource their networking and web hosting requirements to the joint venture. While computer and internet penetration in China is well behind that of western countries, the joint venture expects the web hosting business will rapidly evolve into management of more complex applications, including the hosting of business software as an application service provider by late 2001.

     In early 2001, the joint venture installed new software that will allow it to create web pages that are e-commerce enabled for conditions in China. The new software has a unique set of payment systems as China's credit system lags more developed countries. The system also allows users to build their own websites using pre-formatted templates, a service that will be rolled out by late 2001.

     The joint venture's development of e-commerce for web hosting comes as 70 percent of China's export companies are exploring or are expected to explore in the near future e-commerce in trade with foreign countries, according to a survey conducted by the Beijing Internet Development Center. The Center found that less than 5 percent of export companies surveyed claimed that they were already developing e-commerce while 31 percent had taken the first steps. Another 29 percent are getting ready to take the first steps and 12 percent are considering these actions.

     3.   Integrated Solutions for Small and Medium Sized Enterprises (SMEs)

     The joint venture's China operations are developing a value-added service to small and medium sized enterprises, or SMEs. The joint venture will bundle a broadband internet connection with other services such as web hosting, building a corporate website, installing the physical corporate network, adding e-commerce and providing business information - making the joint venture an integrated business solutions provider.

     The joint venture has begun to offer bundled packages of individual information technology services at various pricing levels. The number of packages will continue to expand as the joint venture offers new software applications for tasks such as accounting, Customer Relationship Management
(CRM) and Enterprise Resource Planning (ERP) by late 2001.

     The bundled services will be sold in the form of memberships. The members will be offered packages that allow them, for example, to set up their corporate website. Members will also have access to restricted information on the COL International website (www.col-chinaonline.com) that caters to SMEs, especially those export-oriented enterprises. The site shows updated business opportunities and other content for export-oriented companies. The website will also include a business-to-business marketplace, as well as an extensive list of services and business tools designed to help entrepreneurs run their businesses.

     The joint venture's approach has received the endorsement of the Small and Medium Size Business Control Office, which sets policies for small and medium size enterprises for the Central Government of China. As part of this endorsement, this office will lend its name to represent to people that the website is jointly run so that the joint venture will be able to solicit customers. This office will also allow the joint venture to introduce the website and recruit members in their many seminars held throughout China.

     4.   Online Services for Export Companies

     In February 2001, the joint venture concluded an agreement to operate a website jointly with the China Council for Promotion of International Trade. The website (www.colexports.com) helps export-related companies perform the following activities:

     o Apply for overseas product standards approvals. The Council also is authorized by overseas agencies such as the United States Food & Drug Administration and Underwriters Laboratory, along with related organizations in other countries, to perform product-testing procedures. Companies will be able to apply for the testing online through the website.

     o Buy Certificates of Origin online. The Council is one of the two authorities authorized to issue these certificates which are mandatory for export companies when they cash their letters of credit. Users are able to apply for these certificates online and the joint venture is able to arrange for them to be issued.

     5.   Business to Business E-commerce

     The joint venture is currently developing a number of business-to-business trading platforms that will cover certain major industrial sectors in China. The first trading site for business, Construction Net, has already been launched for trading construction materials. The website is www.col173.com. This business was acquired on July 17, 2000 when Shanghai Shangyi Science and Trade Information Consulting Co., Ltd. purchased all the equity interests of Shanghai Tongji Construction Materials Technology Sales and Services Co., Ltd., including Construction Net, at an aggregate price of Rmb 1,457,140 (or approximately US$176,026). Migration owns 70 percent of the outstanding equity interests of Shanghai Shangyi.

     The Construction Net site contains the largest database of building materials pricing data in China, with 80,000 individual prices listed. In June 2000, Construction Net began to offer individual items for sale on the site, as well as building materials such as flooring or paint for sale to individual wholesalers. This business model is evolving to add e-commerce in late 2001 to receive transactions and revenues. Shanghai Shangyi will also act to facilitate broker transactions.

     In mid-2001, the joint venture entered into an agreement with the owners of major construction materials trading centers. This agreement will expand the Construction Net site into a "Clicks and Bricks" system that will integrate the site and its contents with 10 major building materials centers in cities around China. These centers are the major outlets for selling and distributing building materials in their respective cities and the surrounding regions.

     The building materials centers will provide space for showing samples of products offered for sale on the website. Because business-to-business payment systems are still in their infancy in China, it can also be used for collecting payment for construction materials.

     In addition, Construction Net will be developed into a more comprehensive portal that will encompass project planning for major construction projects and will reach out to related industries such as architecture. The joint venture is in discussions with a US software company that has offered to provide project-planning software in simplified Chinese.

     The Chinese building materials industry is well suited for e-commerce because it is highly fragmented. Most building materials are sold in hundreds of thousands of small shops that typically offer a limited selection of goods in small quantities, while specializing in only a few items. In just three major cities, Beijing, Tianjin and Shanghai, there are more than 17,000 building materials retail shops. The distribution network is also highly fragmented and closed to foreign companies, which are barred by Chinese commercial laws from directly holding wholesale distribution companies.

     Individual wholesalers and retailers are often clustered in larger building materials trading centers, which have sprung up on the outskirts of every large city in recent years. The centers are typically formed by one or more huge exhibition halls that contain several floors of retail storefronts and display centers. They form the Chinese equivalent of a US superstore such as Home Depot. But while a US superstore has one management structure and uniform pricing, China's trading centers hold an average of 500 individual wholesalers and retailers. Each has a storefront display that typically occupies 100 square meters and can display hardwood flooring, door fittings, kitchen cabinets or paint. The turnover of individual building materials centers is substantial. For example, the trading center in Shi Jia Zhong, in Hebei province, recorded a turnover equivalent to US$843 million in 1999.

     6.   Online Education And Training

     The joint venture has created one of the largest educational websites in China called Education Net (www.whedu.com.cn). It is operating in the city of Wuhan where the students at the city's secondary schools are able to follow their courses online. The local government has decreed that all of Wuhan's 440 secondary schools and its 1,200 primary schools will be linked to the system by a broadband connection by 2005.

     Education Net is an internet-based learning tool that allows all students in the city to follow specific courses in which they are enrolled. By extending the lessons of the classroom to students' home computers, students will be able to use the internet to help with their homework and prepare for examinations.

     The website carries lessons such as mathematics and science prepared by local teachers, along with sample local examinations. The teachers are working under the direction of the Education Commission, the joint venture's partner.

     In Wuhan, the content of the website includes relevant, local teaching materials provided by leading local school teachers, tying it into the courses they are studying in the classroom. For example, a secondary school student taking geography could access the internet and see the guidance notes for that particular geography class. In addition, he or she will have access to sample geography examinations provided by local teachers.

     The Education Net page also includes bulletin boards for discussions between teachers and students, background information for students and parents, and updated news for students. Work on the site is underway to broaden the communications links between and among teachers, students and parents.

     Students can access the website from the computer rooms at schools, which are all to be wired with fiber optic connections. From their homes, they can connect to the site either through the telephone or the cable television system, using a cable modem. Both the cable television network and China Telecom are partners in the project.

     The local government has dictated that all primary and secondary schools in the central part of the city be connected by late 2002. The joint venture had already connected some 42 schools through fiber optic cable by October 2001.

     While schools are linked to the site, students are also able to connect to the site through their computers at home using a password. Using a cable connection requires a small cable modem for the home computer. The joint venture has arranged for ample production of these modems for home use. The advantages of cable are that it provides a relatively fast connection speed that is able to offer an "always on" connection for a fixed fee. Internet service providers in China typically charge an hourly fee for internet connections.

     Although portions of the Education Net website are free for all users, several sections containing current lessons and sample examinations are offered on a fee basis. Students pay Rmb 50 per month to connect to this service. The joint venture will receive 50 percent of the revenues from internet access fees through telephone modems and 50 percent of the revenues for internet access fees through cable modems. This service has only been offered for sale since September 2001 and the joint venture to date has received only marginal revenues from these activities.

     The joint venture is looking to extend this system to other school districts and discussions are underway with education authorities in several major Chinese cities. The joint venture has also received offers from several major Chinese universities to use the Education Net infrastructure. For example, a leading university in China offering Masters in Business Administration degrees has asked for a proposal on offering educational materials online.

     The joint venture intends to expand Education Net into the remainder of Hubei province, of which Wuhan is the capital. The province has approximately 100 million inhabitants.

     The joint venture has seen a positive response to Education Net because of the strong competition for admission to Chinese universities from the three million students that graduate from secondary school each year. Parents in China place great importance on their children's studies. It is common for parents in urban centers such as Shanghai, Wuhan, Beijing or Guangzhou to spend the equivalent of US$50 to US$100 per month per child outside the classroom for additional English lessons or tutorials in specific subjects such as mathematics to help them gain admission to a coveted university.

Governance And Operations Of The Joint Venture

     As a Sino-foreign joint venture, the joint venture is an equity joint venture governed by the Chinese joint venture laws. The parties to the joint venture participate in the profits and losses of the joint venture in proportion to their contributions to capital. The operations of the joint venture are subject to the contract between the joint venture partners, the joint venture's Articles Of Association, and an extensive body of law governing such matters as formation, registration, capital contribution, capital distributions, accounting, taxation, foreign exchange, labor and liquidation.

     A board of directors consisting of five directors governs the joint venture. Migration is entitled to appoint three directors, including the Vice Chairman of the joint venture board, and Rayes Group is entitled to appoint two directors and the Chairman of the joint venture board.

     The day-to-day operations and the execution of the decisions of the joint venture board is the responsibility of the General Manager and the joint venture's executives. Pursuant to applicable Chinese laws and the contract between the parties of the joint venture, certain major actions require unanimous approval by all of the directors of the joint venture called to decide on such actions. These actions include amendments to the Sino-foreign joint venture Contract and to the joint venture's Articles Of Association; increases in, or assignments of, the registered capital of the joint venture; a merger of the joint venture with another entity; or the termination and dissolution of the enterprise. All other actions by the joint venture board require approval by two-thirds of the directors, including the appointment of officers, strategic planning and budgeting, employee compensation and welfare, and distribution of after-tax profits.

Term And Scope Of Licenses

     On October 30, 1998, Rayes Group was granted a license to operate an ISP in 80 cities, including Shanghai and Wuhan, by the Ministry of Information Industry and the Telecom Department of China. The business license is valid for five years and may be renewed thereafter upon approval of that Ministry (or its designated approval authority). The business license defines the Rayes Group business scope as "computer, information networks and internet business".

     On September 15, 1999, the State Administration of Industry and Commerce granted the joint venture a certificate of approval to establish its enterprise and a business license with a business scope for "computer software, hardware and network systems, and the development of telecommunications hardware". The term of the business license is for ten years beginning on September 11, 1996, the date in which the joint venture, under the name Neihi Electronic Systems Co. Ltd., was granted another business license, now expired.

Research & Development

     Migration has spent Rmb 154,564 (or approximately US$18,671) on research and development during fiscal 1999, Rmb 299,153 (or approximately US$36,139) for fiscal 2000, and Rmb 174,511 (or approximately US$21,081) for fiscal 2001.

Employees

     The joint venture is subject to the Sino-foreign Equity Joint Venture Enterprise Labour Management Regulations. In compliance with those regulations, the joint venture's management may hire and discharge employees and make other determinations with respect to wages, welfare, insurance and discipline of employees. The joint venture will, as required by law, establish special funds for enterprise development, employee welfare and incentives, as well as a general reserve. In addition, the joint venture is required to provide its employees with facilities sufficient to enable the employees to carry out trade union activities.

     The joint venture currently has 60 employees, all of whom are employed full time.

Taxation

     A Sino-foreign joint venture with a minimum term of ten years that is engaged in internet services is exempt from state income tax for the first year after becoming profitable. For two years thereafter, it is eligible for a 50 percent reduction in applicable state income tax. The joint venture has not yet become profitable, and there is no assurance that in the future it will be eligible for income tax exemption.

Distribution Of Profits

     After provision for social welfare funds for employees and provision for taxation, the profits, if any, of the joint venture will be available for distribution to the parties in proportion to their respective capital contributions. Any such distributions must be authorized by the joint venture board.

Assignment Of Interest

     Any assignment of an interest in the joint venture must be approved by the Chinese government. The Chinese joint venture laws also provide for preemptive rights and the consent of the other joint venture party for any proposed assignments by one party to a third party.

Liquidation

     Under the Chinese joint venture laws, the joint venture may be liquidated in certain limited circumstances, including expiration of the ten-year term or any term of extension, the inability to continue operations due to severe losses, force majeure, or the failure of a party to honor its obligations under the joint venture agreement or the Articles Of Association in such a manner as to impair the operations of the joint venture. The Chinese joint venture laws provide that, upon liquidation, the net asset value (based on the prevailing market value of the assets) of a joint venture shall be distributed to the parties in proportion to their respective registered capital in the joint venture.

Resolution Of Disputes

     In the event of a dispute between the parties, attempts will be made to resolve the dispute through friendly consultation or mediation. In the absence of a friendly resolution, the parties have agreed that the matter will first be referred to the Shenzhen Committee of the International Economic and Trade Arbitration Commission, whose decisions are final and enforceable in Chinese courts. The losing party will be liable for the arbitration fees.

Expropriation

     The Chinese joint venture laws provide that China will not nationalize or requisition enterprises in which foreign funds have been invested. However, under special circumstances, when public interest requires, enterprises with foreign capital may be legally requisitioned and appropriate compensation will be made.

Disclosure Regarding Forward-Looking Statements And Cautionary Statements

     Forward-Looking Statements

     This Annual Report on Form 10-KSB includes "forward-looking statements." All statements other than statements of historical fact included in this Annual Report, including without limitation under Item 1: "Business" and Item 6:
"Management's Discussion and Analysis of Financial Condition and Results of Operations", regarding our financial position, business strategy, plans and objectives of our management for future operations and capital expenditures, and other matters, other than historical facts, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements and the assumptions upon which the forward-looking statements are based are reasonable, we can give no assurance that such expectations will prove to have been correct.

     Additional statements concerning important factors that could cause actual results to differ materially from our expectations are disclosed in the following "Cautionary Statements" section and elsewhere in this Annual Report. All written and oral forward-looking statements attributable to us or persons acting on our behalf subsequent to the date of this Annual Report are expressly qualified in their entirety by the following Cautionary Statements.

     Cautionary Statements

     In addition to the other information contained in this Annual Report, the following Cautionary Statements should be considered when evaluating the forward-looking statements contained in this Annual Report:

Risks Concerning COL International

     Our limited financial resources raise substantial doubt regarding our ability to continue our operations.

     We cannot assure that we will achieve or sustain profitability or positive cash flows from our operating activities. COL International's and Migration's independent auditors have included an explanatory paragraph in their audit opinions indicating substantial doubt concerning COL International's and Migration's abilities to continue operations as a going concern.

     We may not be able to raise additional capital necessary to operate our business.

     In order to implement our business plan fully, we will need additional funding significantly in excess of the amount raised in our initial public offering. However, we cannot predict that any funds will be invested in COL International. Similarly, we have no source of revenue to provide funding. We cannot predict that we will be able to obtain any capital or any source of revenue.

     We face strong competition.

     We compete with larger companies that operate in the internet industry. The internet industry is relatively new and subject to continuing definition. Therefore, our competitors may be significantly better positioned to compete in this market. Many of our potential new competitors have longer operating histories, larger customer bases and databases, greater name recognition, and have significantly greater financial, technical, and marketing resources than we do.

     In addition, the China internet market is characterized by an increasing number of entrants because the start-up costs are low. The presence of these competitors may have a significant impact on our ability to operate our proposed business profitably.

     Rapid technology changes may place us at a competitive disadvantage.

     The internet related business in which we intend to operate is characterized by rapid and significant technological advancements and introductions of new products and services using new technologies. As new technologies develop, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement those new technologies at a substantial cost. If other companies implement new technologies before us, those companies may be able to provide enhanced capabilities and superior quality compared with what we are able to provide. We are at a special disadvantage vis-a-vis other companies that have been in the industry longer and/or were able to obtain substantial fundings to further develop new technologies. We cannot ascertain that we will be able to respond to these competitive pressures and implement new technologies on a timely basis or at an acceptable cost. One or more of the technologies that we may implement in the future may become obsolete. If this occurs, our business, financial condition and results of operations could be materially adversely affected. If we are unable to utilize the most advanced commercially available technology, our business, financial condition and results of operations could be materially and adversely affected.

     Threatened trademark infringement case may cause us to change our corporate name.

     On July 27, 2000, ChinaOnline Inc., a provider of business news and information regarding China in the United States, sent us a letter claiming that our use of the CHINAONLINE mark constitutes an infringement and dilution of the trademark rights of ChinaOnline Inc. in its CHINAONLINE trademark, which they claimed had been registered in the United States. ChinaOnline Inc. demanded that we cease and desist all use of the CHINAONLINE mark, including as a company name. On August 21, 2000, ChinaOnline Inc. sent a second letter stating that it will take appropriate action in the event that we fail to cease and desist all use of the CHINAONLINE mark. We have responded to these claims by stating that, under relevant legal principles, the use of our name "COL China Online International Inc." does not infringe on, dilute or otherwise injure any trademark rights of the claimant. If ChinaOnline Inc. files a lawsuit and prevails, we would have to change our corporate name. If ChinaOnline Inc. does not prevail, we would still incur litigation costs and expenses in connection with our defense.

     Our computer network is vulnerable to hacking, viruses and other disruptions causing delays or cessations in our services.

     Inappropriate use of our internet services could jeopardize the security of confidential information stored in our computer system. Inappropriate use of the internet includes attempting to gain unauthorized access to information or systems--commonly known as "cracking" or "hacking". Although we intend to implement security measures to protect our facilities, such measures could be circumvented. Alleviating problems caused by computer viruses or other inappropriate uses or security breaches may require interruptions, delays or cessation in our services. We do not carry "errors and omissions" or other insurance covering losses or liabilities caused by computer viruses or security breaches.

     Failure by third-party suppliers to provide software and hardware components will affect our ability to operate our portals.

     We depend on third-party suppliers of software and hardware components. We rely on components that are sourced from only a few suppliers including computer servers and routers manufactured. The failure of our suppliers to adjust to meet increasing demand may prevent them from supplying us with components and products as and when we require them.

     We rely on computer systems that are susceptible to failure and may disrupt our operations.

     Any system failure or inadequacy that causes interruptions in the availability of our services, or increases the response time of our services, as a result of increased traffic or otherwise, could reduce user satisfaction, future traffic and our attractiveness to advertisers and consumers. In addition, as the number of web pages and the amount of traffic increases, there can be no assurance that we will be able to scale our systems proportionately. We also are dependent upon web browsers, ISPs, and other website operators in China, all of which have experienced significant system failures and electrical outages in the past, and our users have experienced difficulties due to system failures unrelated to our systems and services.

     We have limited backup systems and redundancy and we may experience system failures and electrical outages from time to time. This may disrupt our operations. We do not presently have a disaster recovery plan in the event of damage from fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins and similar events. If any of these occurs, we may experience a complete system shut-down. To improve performance and to prevent disruption of our services, we may have to make substantial investments to deploy additional servers or one or more copies of our websites to mirror our online resources. Although we carry property insurance with low coverage limits, our coverage may not be adequate to compensate us for all losses that may occur. To the extent we do not address the capacity restraints and redundancy described above, such constraints could have a material adverse effect on our business, results of operations and financial condition.

     Privacy concerns may prevent us from selling demographically targeted advertising in the future, thus limiting our business plans.

     To the extent we collect data derived from user activity on our advertising network and from other sources, we cannot be certain that any trade secret, copyright or other protection will be available for such data or that others will not claim rights to such data. In addition, the contracts we have with web publishers require that we keep information regarding those web publishers confidential.

     Ad serving technology enables the use of "cookies", in addition to other mechanisms, to deliver targeted advertising, to help compile demographic information, and to limit the frequency with which an advertisement is shown to the user. Cookies are bits of information keyed to a specific server, file pathway, or directory location that are stored on a user's hard drive and passed to a website's server through the user's browser software. Cookies are placed on the user's hard drive without the user's knowledge or consent, but can be removed by the user at any time. Due to privacy concerns, some internet commentators, advocates and governmental bodies have suggested that the use of cookies be limited or eliminated. Any limitation on our ability to use cookies could impair our future targeting capabilities and adversely affect our business.

     We may be held liable for information retrieved from our portal network and therefore bear high costs.

     Because our services can be used to download and distribute information to others, there is a risk that claims may be made against us for defamation, negligence, copyright or trademark infringement or other claims based on the nature and content of such material, such as violation of censorship laws in China. Although we carry general liability insurance, our insurance may not cover potential claims of this type, or may not be adequate to indemnify us for all liability that may be imposed. Any imposition of liability that is not covered by our insurance or is in excess of our insurance coverage could have a material adverse effect on our business, results of operations and financial condition.

     We may be unable to identify, acquire or commercialize additional technologies which would limit our ability to expand our operations.

     From time to time, if our resources allow, we intend to explore the acquisition and subsequent development and commercialization of additional technologies in the internet field. We cannot predict whether we will be able to identify any additional technologies and, even if suitable technologies are identified, we cannot predict whether we will have sufficient funds to commercialize any such technologies or whether any such technologies will ultimately be viable.

     Our operations are highly dependent on our majority stockholder.

     Our existence is largely dependent upon the support of Honview International Limited until such time, if any, that we achieve positive cash flows from operations or additional funds are raised in private or public offerings. Honview owns approximately 45.7 percent of our outstanding shares of common stock.

     Management has controlling ownership of COL International which creates conflicts of interest.

     Kam Che Chan, our Chairman of the board, and Paul Wong and Qi Yu Zhang, two of our directors, are considered beneficial owners of 45.7 percent, 45.7 percent and 34.7 percent, respectively, of our outstanding shares of common stock. Controlling ownership of our business by our directors could create conflicts of interest. Although management's duties are directed to the best interests of COL International, we cannot guarantee that conflicts of interests will not arise.

     We will depend on some key employees.

     Our success depends on the active participation of Brian Power, our Chief Executive Officer, Kam Che Chan, our Chairman, and Paul Wong, our director. The loss of the services of any of these individuals could have a material adverse effect on us. We currently do not carry, and do not intend to carry in the future, "key man" insurance for any of our employees.

Risks Of Doing Business In China

     Our business operations take place primarily in China. Because Chinese laws, regulations and policies are continually changing, our Chinese operations will face several risks summarized below.

     Limitations on Chinese economic market reforms may discourage foreign investment in Chinese businesses.

     The value of investments in Chinese businesses could be adversely affected by political, economic and social uncertainties in China. The economic reforms in China in recent years are regarded by China's central government as a way to introduce economic market forces into China. Given the overriding desire of the central government leadership to maintain stability in China amid rapid social and economic changes in the country, the economic market reforms of recent years could be slowed, or even reversed.

     Any change in policy by the Chinese government could adversely affect investments in Chinese businesses. Changes in policy could result in imposition of restrictions on currency conversion, imports or the source of suppliers, as well as new laws affecting joint ventures and foreign-owned enterprises doing business in China. Although China has been pursuing economic reforms for the past two decades, events such as a change in leadership or social disruptions that may occur upon the proposed privatization of certain state-owned industries could significantly affect the government's ability to continue with its reform.

     We face economic risks in doing business in China.

     As a developing nation, China's economy is more volatile than that of developed Western industrial economies. It differs significantly from that of the U.S. or a Western European Country in such respects as structure, level of development, capital reinvestment, resource allocation and self-sufficiency.

     Only in recent years has the Chinese economy moved from what had been a command economy through the 1970s to one that during the 1990s encouraged substantial private economic activity. In 1993, the Constitution of China was amended to reinforce such economic reforms.

     The trends of the 1990s indicate that future policies of the Chinese government will emphasize greater utilization of market forces. For example, in 1999 the Government announced plans to amend the Chinese Constitution to recognize private property, although private business will officially remain subordinated to the state-owned companies which are the mainstay of the Chinese economy.

     However, there can be no assurance that, under some circumstances, the government's pursuit of economic reforms will not be restrained or curtailed. Actions by the central government of China could have a significant adverse effect on economic conditions in the country as a whole and on the economic prospects for our Chinese operations.

     Regulation of the information industry in China may adversely affect our business.

     China has enacted regulations governing internet access and the distribution of news and other information. The Propaganda Department of the Communist Party has been given the responsibility to censor news published in China to ensure, supervise and control political correctness. The Ministry of Information Industry has published implementing regulations that subject online information providers to potential liability for content included on their portals and the actions of subscribers and others using their systems, including liability for violation of Chinese laws prohibiting the distribution of content deemed to be socially destabilizing. Because many Chinese laws, regulations and legal requirements with regard to the internet are relatively new and untested, their interpretation and enforcement of what is deemed to be socially destabilizing by Chinese authorities may involve significant uncertainty. Moreover, the Chinese legal system is a civil law system in which decided legal cases have little precedential value. As a result, in many situations it is difficult to determine the type of content that may result in liability. We cannot predict the effect of further developments in the Chinese legal system, particularly with regard to the internet, including the promulgation of new laws, changes to existing laws or the interpretation or enforcement thereof, or the preemption of local regulations by national laws.

     Periodically, the Ministry of Public Security has stopped the distribution of information over the internet which it believes to be socially destabilizing. The Ministry of Public Security has the authority to cause any local ISP to block any website(s) maintained outside of China at its sole discretion. Websites that are blocked in China include many major news-related websites such as www.cnn.com, www.latimes.com, www.nytimes.com and www.appledaily.com.hk. The Chinese government has also expressed its intention to closely control possible new areas of business presented by the internet, such as internet telephony. If the Chinese government were to take any action to limit or eliminate the distribution of information through our portal network or to limit or regulate any current or future applications available to users on our portal network, such action could have a material adverse effect on our business, financial condition and results of operations.

     The Ministry of Information Industry also regulates access to the internet by imposing strict licensing requirements and requiring ISPs in China to use the international inbound and outbound internet backbones. The government has granted Rayes Group a license to operate an ISP nationwide which expires on October 30, 2003 and which is subject to renewal if all governmental filing requirements are met. We cannot provide assurance that future changes in Chinese government policies affecting the provision of information services, including the provision of online services and internet access, will not impose additional regulatory requirements on us or our service providers, intensify competition in the Chinese information industry or otherwise have a material adverse effect on our business, financial condition and results of operations. For more information regarding term and scope of license, see "COL International--Terms And Scopes Of Licenses" below.

     The Chinese legal and judicial system may negatively impact foreign investors.

     In 1982, the National People's Congress amended the Constitution of China to authorize foreign investment and guarantee the "lawful rights and interests" of foreign investors in China. However, China's system of laws is not yet comprehensive.

     The legal and judicial systems in China are still rudimentary, and enforcement of existing laws is inconsistent. Many judges in China lack the depth of legal training and experience that would be expected of a judge in a more developed country. Because the Chinese judiciary is relatively inexperienced in enforcing the laws that do exist, anticipation of judicial decision-making is more uncertain than would be expected in a more developed country.

     It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. China's legal system is based on written statutes; a decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may be varied to reflect domestic political changes.

     The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. However, the trend of legislation over the last 20 years has significantly enhanced the protection of foreign investment and allowed for more control by foreign parties of their investments in Chinese enterprises. There can be no assurance that a change in leadership, social or political disruption, or unforeseen circumstances affecting China's political, economic or social life, will not affect the Chinese government's ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on our business and prospects.

     China's recent entry into the WTO is not yet fully integrated; China maintains strict restrictions on foreign investment in internet services.

     In late 1999, China and the United States reached a bilateral agreement on China's admission to the World Trade Organization, which regulates trading among its members. It is expected that China will become a member by 2001. Preliminary agreements have been approved by the European Union and the U.S. In addition, China is in the process of completing bilateral negotiations with several other key members of the WTO. China's decision to become a member of the WTO is an indication of further changes in favor of foreign investment and trade. However, these changes are likely to be phased in over a period of several years. At the present time, China has not yet agreed to all aspects of WTO membership.

     China has made commitments to the WTO in all major service categories, including internet services, agreeing to accede to the Basic Telecommunications And Financial Services Agreement. Under this agreement, China has agreed to implement competitive regulatory principles, including cost-based pricing, interconnection rights, and independent regulatory authority, as well as allowing foreign suppliers to use any technology they choose to provide. Under its WTO agreement concerning internet services, China currently allows no foreign investment in internet services, but will allow up to 50 percent foreign ownership in domestic services within two years. Although China's current commitments will allow further foreign investment and growth of our business in Shanghai and Wuhan, we cannot predict that China will comply with these commitments.

     The Chinese internet industry is a developing market and has not been proven as an effective commercial medium.

     The market for internet services in China has begun to develop only recently. Since the internet is an unproven medium for advertising and other commercial services, our future operating results from online advertising and web solutions services will depend substantially upon the increased use of the internet for information, publication, distribution and commerce and the emergence of the internet as an effective advertising medium in China. Many of our customers will have limited experience with the internet as an advertising medium or as a sales and distribution channel, will not have devoted a significant portion of their advertising expenditures or other available funds to web-based advertising or websites development, and may not find the internet to be effective for promoting their products and services relative to traditional print and broadcast media.

     Critical issues concerning the commercial use of the internet in China, such as security, reliability, cost, ease of deployment, administration and quality of service may affect the extent of utilization of the internet to solve business needs. For example, the cost of access may prevent many potential users in China from using the internet. Moreover, the use of credit cards in sales transactions is not a common practice in parts of China. Until the use of credit cards, or another alternative viable means of electronic payment becomes more prevalent, the development of e-commerce through our portal network will be seriously impeded. In addition, even when credit cards or another means of electronic payment becomes prevalent throughout China, consumers will have to be confident that adequate security measures protect electronic sale transactions conducted over the internet and prevent fraud.

     Currently, there are a limited number of websites on the internet that provide content for Chinese browsers in their own languages. We can provide no assurances that content provided through the internet will increase and become an attractive source of information for the Chinese market that will generate advertising on our advertising affiliates or on our portal network.

     Our entry into the Chinese internet market depends on the establishment of an adequate telecommunications infrastructure in China by the Chinese government.

     The telecommunications infrastructure in China is not fully developed. In addition, access to the internet is accomplished primarily by means of the government's backbone of separate national interconnecting networks that connect with the international gateway to the internet, which is owned and operated by the Chinese government and is the only channel through which the domestic Chinese internet network can connect to the international internet network. Although private sector ISPs exist in China, almost all access to the internet is accomplished through ChinaNet, China's primary commercial network, which is owned and operated by the Chinese government. Indeed, the Rayes Group has the right to provide access to the internet through ChinaNet. As a result, we are required to depend on the Chinese government to establish and maintain a reliable internet infrastructure to reach a broad base of internet users in China. We will have no means of getting access to alternative networks and services, on a timely basis or at all, in the event of any disruption or failure. We cannot predict that the internet infrastructure in China will support the demands associated with continued growth. If the necessary infrastructure standards or protocols or complementary products, services or facilities are not developed by the Chinese government, our business could be materially and adversely affected.

Risks Relating To Our Operations

     The joint venture may be liquidated which may negatively impact our operations.

     The joint venture was established for an initial term of ten years and may be extended by the mutual consent of the parties to the joint venture agreement, subject to the approval of the relevant Chinese authorities. In the event the term of the joint venture is not extended, it will be dissolved and liquidated subject to the provisions of the applicable law and the joint venture agreement. In addition, the joint venture may be liquidated prior to the expiration of its designated term of ten years upon the occurrence of certain other events. These events include a force majeure, as a result of which performance of the obligations of the parties under the joint venture agreement has become impossible, or due to losses suffered in successive years. If the joint venture is unable to continue operation and the members of the board of directors of the joint venture unanimously agree, it may be liquidated ahead of the expiration date of its initial term.

     The joint venture has not yet achieved operating profitability.

     The joint venture is attempting to achieve operating profitability. Its ability to sustain long-term profitability has not yet been tested. The joint venture also faces the risk of increased competition from other large internet service and content providers.

     Any adverse changes to China's internet industry and future changes to government relations regarding the internet industry and market in China could restrict our growth or profitability.

     The joint venture may lose revenues if the Cooperation Agreements are not renewed.

     The joint venture and Rayes Group agreed that the joint venture participate in the development of value added services related to internet and for consulting business of ISP in Shanghai and Wuhan. The joint venture will receive a 50 percent consulting fee for its services under the Cooperation Agreement Regarding Internet Connection. The joint venture will also receive 100 percent revenues from customers under the Cooperation Agreement Regarding Internet Content for the services given by the joint venture. If the parties do not mutually agree to renew the Cooperation Agreements upon their expiration on July 1, 2004, the joint venture will lose a significant source of revenues, although it will not affect parts of the business such as network engineering, web hosting and websites not developed through the joint venture. This includes Shanghai Shangyi Science and Trade Information Consulting Co., Ltd., owner of Construction Net, which is held by Migration rather than the joint venture.

     The joint venture may be expropriated by the Chinese government.

     When public interest requires, the Chinese government may legally requisition part or all of enterprises in which foreign funds have been invested and pay appropriate compensation in return. The joint venture, which by definition was formed partially with foreign capital funds, may be subject to expropriation by the Chinese government.

     A change in currency exchange and devaluation could substantially affect the joint venture's operations.

     The Chinese government imposes controls on foreign exchange and China's currency, the Renminbi, is not yet freely convertible into foreign currency. We believe that it may be another decade before the Chinese government permits the Renminbi to be freely convertible.

     In 1993, the People's Bank of China promulgated the Circular Concerning Extension of the Reform of the Foreign Exchange Control to launch measures for the adoption of a controlled floating exchange rate system based on market supply and demand. It also established an integrated and standardized inter-bank exchange market in order to enable the Renminbi to become freely convertible on a gradual basis. If certain prescribed conditions are met, an approved foreign invested enterprise may purchase foreign currencies from banks at the rate published by the Bank of China.

     We conduct substantially all of our operations in China through the joint venture whose financial performance and condition is measured in terms of Renminbi. Any devaluation of the Renminbi against the U.S. dollar will have an adverse effect on our financial performance and asset value, when measured in U.S. dollars.

     Our services are currently being provided, through the joint venture, in Renminbi denominated transactions. We are not able to hedge Renminbi against the U.S. dollar exchange rate exposure in China because neither the Bank of China nor other financial institutions authorized to engage in foreign exchange transactions offer forward exchange contracts.

Risks Related To Our Common Stock

     We cannot guarantee that our attempt to form industry alliances will be successful.

     We will attempt to limit financial exposure by forming industry alliances in situations in which our access to inexpensive labor and the Chinese market can be complemented with the financial resources and operating expertise of established companies. If we are not able to form these alliances, our ability to fully implement our business plans could be limited. This would have a material, negative effect on our business, financial condition and results of operations.

     No cash dividends paid with respect to our shares.

     We have not paid cash dividends on our shares and, at the present time, do not anticipate paying any cash dividends in the foreseeable future. If our contemplated future operations are profitable, of which there can be no assurance, any income received would be applied to our business rather than to the payment of dividends. Any decision of whether to pay cash dividends on our shares will depend upon our earnings, if any, at the time, as well as our financial requirements and other factors. It is unlikely that we will pay cash dividends in the near future.

     We may have dilution problems resulting from subsequent financings.

     We have no book value for our shares. In addition, we anticipate we will need to raise capital through one or more future private placements and/or public offerings. As a result of these financings, ownership interests in COL International may be greatly diluted.

     There is no trading market or other liquidity for our shares.

     There currently is not a market for our shares, and there is no assurance that a trading market will develop subsequent to this offering. Because of this current and possible future lack of a market, investors in this offering may be unable to sell their shares when they wish to do so. There is no assurance that any investor will be able to use our shares as collateral for a loan or other matter.

     Even if a trading market develops, stock prices may be volatile.

     It is currently anticipated that, even if a market does develop, the price of the common stock will be low and also may be volatile. Many brokerage firms may not effect transactions and may not deal with low priced securities as it may not be economical for them to do so. This could have an adverse effect on developing and sustaining a market for our securities. In addition, there is no assurance that an investor will be able to use our securities as collateral.

     If a market does develop, trading in the common stock, if any, will occur in the over-the-counter market and we will attempt to have the common stock qualify for listing on the Nasdaq Stock market. There is no assurance that our common stock can be made to meet the criteria necessary to qualify for listing on the Nasdaq. Even if it does meet that criteria, there is no assurance that our stock would be accepted for listing on Nasdaq.

     Even if a market develops, our common stock may be subject to penny stock regulation.

     The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks". Generally, penny stocks are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system). Even if a market for the common stock develops, if our shares are traded for less than $5 per share, the shares will be subject to the SEC's penny stock rules unless (1) our net tangible assets exceed $5,000,000 during the first three years of continuous operations or $2,000,000 after our first three years of continuous operations; or (2) we have had average revenue of at least $6,000,000 for the last three years. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prescribed by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Even if a market our shares develops, our shares may be subject to the penny stock rules and holders of the shares may find it difficult to sell them.

Item 2. Properties
------------------

     COL maintains an office in the United States at 3177 South Parker Road, Aurora, Colorado 80014 through COL's North American representative. The cost is included in the $1,000 per month paid to the representative and this arrangement may be cancelled at any time.

     In February 2000, the joint venture purchased its offices in Wuhan, consisting of approximately 501.3 square meters, for Rmb2,026,255 (US$244,766) and has a related obligation for Rmb1,500,000 (US$181,200). In December 2000, the joint venture entered into a supplemental agreement with the seller of this property requiring a further down payment of Rmb110,000 that was paid in early January 2001. This agreement also requires that the remaining balance of Rmb1,390,000, plus accrued interest at the rate of 5.31% per annum, be repaid by a monthly installments of Rmb26,428 for five years during the period from January 2001 to December 2005.

     The joint venture also has an eight-year lease that expires on April 24, 2008 on an approximately 7,000 square foot office in Shanghai at a cost of approximately $2,300 per month for the first three years, approximately $2,600 for the following three years, and approximately $2,900 per month for the remainder of the lease. The lease is renewable upon mutual consent of the parties on the expiration date. Our headquarters for our Chinese operations are located at the Shanghai property.

     All properties are in good condition.

Item 3. Legal Proceedings
-------------------------

     On July 27, 2000, ChinaOnline Inc., a provider of business news and information regarding China in the United States, sent us a letter claiming that our use of the CHINAONLINE mark constitutes an infringement and dilution of the trademark rights of ChinaOnline Inc. in its CHINAONLINE trademark, which they claimed had been registered in the United States. ChinaOnline Inc. demanded that we cease and desist all use of the CHINAONLINE mark, including as a company name. On August 21, 2000, ChinaOnline Inc. sent a second letter stating that it will take appropriate action in the event that we fail to cease and desist all use of the CHINAONLINE mark. We have responded to these claims by stating that, under relevant legal principles, the use of our name "COL China Online International Inc." does not infringe on, dilute or otherwise injure any trademark rights of the claimant.

     Except as described above, we know of no litigation pending, threatened, or contemplated, or unsatisfied judgments against COL International, or any proceedings of which the joint venture is a party. We know of no legal actions pending or threatened, or judgment entered against any of our officers or directors in their capacities as such.

Item 4. Submission of Matters to a Vote of Security Holders
-----------------------------------------------------------

     Not applicable.

                                     PART II

Item 5. Market for Registrant's Common Equity and Related Stockholder Matters
-----------------------------------------------------------------------------

     There is no established public trading market for any of COL International's securities, and there is no assurance that a trading market will develop. To the extent that a trading market in the common stock develops, of which there is no assurance, it currently is anticipated that the common stock will be quoted on the Electronic Bulletin Board. It should be assumed that even if the common stock is eventually quoted on the Electronic Bulletin Board, of which there is no assurance, there will be an extremely limited trading market - and very little liquidity - for the common stock.

Recent Sales Of Unregistered Securities
---------------------------------------

     Not applicable.

Item 6. Management's Discussion and Analysis of Results of Operations and Financial Condition
-------------------------------------------------------------------------

     The following is COL International's plan of operation and a discussion and comparison of the financial condition and results of operations of COL International as of June 30, 2001 and the periods then ended. These discussions should be read in conjunction with our financial statements, the notes to the financial statements, and the other financial data included elsewhere in this report.

Introduction

     COL International is a development stage company incorporated on February 22, 2000. To date, COL International has raised limited capital from its founders, affiliated entities and in a private offering of securities. Subsequent to June 30, 2001, COL International completed its initial public offering and acquired Migration. COL International had recognized no revenues through June 30, 2001. As a result of its acquisition of Migration on September 24, 2001, COL International expects to begin recognizing revenues. Migration is currently operating and has recognized limited revenues to date. COL International's expenses have been related primarily to professional fees during 2000 incurred in connection with the Migration acquisition and audits and other professional fees during 2001. After the public offering and exchange of shares with Migration's two shareholders, those shareholders own approximately 80 percent of COL International.

     The ability of COL International to continue operations as a going concern is dependent upon the continued support from Honview International Limited ("Honview"), a former shareholder of Migration, which is now a major stockholder of COL International, until such time as, when or if, the combined entity achieves positive cash flows from operations or additional funds are raised in future private and public offerings.

Plan of Operations

     During the next 12 months, COL International intends to pursue the following:

     o marketing packages of information technology and value added internet services to small and medium-sized enterprises in China;

     o continue operating a website (www.colexports.com) under an agreement with the China Council for Promotion of International Trade to assist export-related companies to carry out obtaining certificates of origin required to enable export companies to cash letters of credit and to apply for overseas product standards approvals through the Council's authorization by the U.S. Food and Drug Administration and underwriter's laboratory;

     o marketing network engineering projects in China with design and installation of networking and communication solutions in office complexes, airports and hospitals.

     o offering web hosting and home page development services through COL International's data center in Shanghai;

     o promoting and trading building materials among construction industry participants in China through Migration's 70 percent interest in a company owning a business-to-business website (www.col173.com);

     o marketing on-line education and training programs in China through its Education Net website (www.whebu.com.cn).

     These business plans are described in more detail above under Item 1, Description of Business. The Company currently is operating on a negative cash flow basis and is seeking additional financing in order to satisfy its cash requirements. The Company anticipates that it will require $900,000 in financing during the next 12 months to satisfy its cash requirements. COL International, through its Migration subsidiary, currently employs approximately 70 employees in China. As COL International pursues its plan of operations, it anticipates hiring up to 30 additional employees in the next 12 months.

     We anticipate making no purchases or sales of plant and significant equipment in the coming year, apart from the possible addition of more servers to keep pace with future growth. We do not expect the costs of additional servers to be material.

Liquidity and Capital Resources

     COL International has negative working capital as of June 30,2001 of approximately $333,000. In May and June 2000, COL International sold 1,250,000 shares of common stock at $.05 per share and raised approximately $53,000, net of related offering costs. Proceeds from the public offering completed in July 2001 were approximately $83,000. This amount did not cover the related costs of the public offering, and $146,000 was expensed in operations. As of June 30, 2001, $247,000 has been advanced to COL International by Migration's majority stockholder (Honview), and an additional advance of $30,000 after June 30, 2001. A portion of these advances has been used to pay for offering costs incurred. As Migration is expected to continue to operate on a negative cash flow basis for at least the near term, the combined entity, even after this public offering, will continue to be dependent upon Honview for continued financial support. COL International intends to raise additional funds through public or private offerings in the future; however, there is no assurance COL International will be successful in these endeavors.

     For the period from its inception in February 2000 to June 30, 2001, including advances made by a principal stockholder prior to February 2000, cash used in operations was $290,361, which was comprised principally of a cumulative net loss of $400,540 generally offset by expenses paid directly by a principal stockholder of $89,343. COL International had no cash flows from investing activities. For this same period cash flows from financing activities were $306,747. This was comprised of cash contributions by the founding stockholders of $7,050 (excluding the above mentioned cash paid by the principal stockholder prior to incorporation for professional fees incurred on behalf of COL International of approximately $89,000) and net proceeds of $52,697 received in a private offering of common stock. Honview has also made advances to COL International through June 30, 2001, of $247,000 and an additional advance of $30,000 after that date. These amounts are without interest or collateral and repayable only out of 20 percent of future pre-tax net profits or convertible into common stock of COL International at the greater of $1.20 or 90 percent of the weighted average trading price of COL International's common stock. For advances made after February 8, 2001, such advances may be convertible at $1.20 per share or 110 percent of the weighted average trading price for twenty days preceding the date of notice of conversion of COL International common stock.

     Subsequent to June 30, 2001, COL International completed its acquisition of Migration. The following supplemental information is provided with regards to Migration's activities prior to the completion of the acquisition.

     During the periods ended July 31, 1999 and July 31, 2000, Honview paid Rmb
4.6 million (or US$555,690) and Rmb 10 million (or US$556,000), respectively, on behalf of Migration for the joint venture to purchase certain equipment and intangibles from the Rayes Group. Honview loaned Migration these amounts and other advances summing up to approximately US$3 million in the beginning of 2000 without interest or collateral. At that time, Honview agreed not to call its advances earlier than March 1, 2001. On October 10, 2000, the parties agreed to revise the terms to provide for the loan to be repayable only out of 20 percent of Migration's pre-tax profits, if any, for each fiscal year of Migration that begins on or after July 1, 2001 with no other right of Honview for repayment. As a result of Migration becoming a wholly owned subsidiary of COL International, the pre-tax profits and fiscal year described in the preceding sentence shall be those of COL International, with the pre-tax profits of COL International to be determined on a fully consolidated basis in accordance with U.S. generally accepted accounting principles.

     For the fiscal year ended June 30, 2001, Migration had net cash outflow from operating activities of approximately Rmb 5,981,000 (or approximately US$722,000), which was primarily offset against a loss of approximately Rmb 12,843,000 (or approximately US$1,551,000). The joint venture purchased equipment with an aggregate value of approximately Rmb 1,129,000 (or approximately US$136,000) during the fiscal year ended June 30, 2001. During the fiscal year ended July 31, 1999, the eleven month period ended June 30, 2000 and the fiscal year ended June 30, 2001, Migration received computer network installation fees of Rmb 1,356,000 (or approximately US$163,000), Rmb 1,205,000 (or approximately US$145,000) and Rmb 785,000 (or approximately US$35,000), respectively, and marketing fees of Rmb 84,000 (or approximately US$10,000), Rmb 354,000 (or approximately US$42,000) and Rmb 290,000 (or approximately US$35,000), respectively. For the fiscal year ended June 30, 2001, the joint venture derived transaction fees and business service revenues in the amount of approximately Rmb 43,000 (or approximately US$5,000) and Rmb 1,303 (or approximately US$157), respectively. We anticipate future cash needs of US$900,000 for the year ended June 30, 2002. We intend to seek financing from equity investments and/or equipment financing, although there is no assurance that any such financing will be available or available upon terms acceptable to COL.

Statement Of Operations For The Periods Ended June 30, 2001

     The financial statements reflect only the operations of COL International for the year ended June 30,2001 and from its inception on February 22, 2000 to June 30, 2001, including certain costs, which were incurred and paid to third parties prior to incorporation of COL International by Honview. COL

International's total expenses and related net loss relate primarily to professional fees paid to attorneys and accountants in connection the acquisition of Migration and totaled approximately $231,000 for the year ended June 30, 2001 and $401,000 for the period from inception to June 30, 2001. Also, approximately $146,000 of expense was incurred for the year ended and the period from inception to June 30,2001 were directly related to the public offering. These costs are being expensed as COL International has deferred $82,000 of offering costs at June 30, 2001, which is the amount subsequently received from the public offering. Costs in excess of this amount were expensed in operations as incurred.

     After the acquisition, a substantial portion of costs paid to professionals related to due diligence costs associated with the acquisition of Migration, including accountants and attorneys, are not expected to be recurring. However, having foreign operations with public reporting obligations in the United States does subject COL International to certain additional costs not normally associated with a US public company with only US operations. These costs are substantial and include, among other costs, travel and coordination with foreign professionals. Therefore, COL International is unable to accurately estimate the amount of costs, which will not be recurring.

     As of June 30, 2001, COL International had no full time employees or commitments. It is currently paying $1,000 per month under a cancelable agreement with its North American representative.

Item 7. Financial Statements
----------------------------

     The financial statements and schedules that constitute Item 7 of this Annual Report on Form 10-KSB are included in Item 13 below.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure
-----------------------------------------------------------------------

     Not applicable.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act
--------------------------------------------------------------------------------

Directors And Officers

     Our directors and executive officers are listed below, including their respective names, ages and positions with COL International.

     Name                   Age      Position with COL International
     ----                   ---      -------------------------------

     Kam Che Chan           50       Chairman of the Board

     Brian Power            50       Director, Chief Executive Officer
                                     and Secretary

     Paul Wong              50       Director

     Qi Yu Zhang            42       Director

     Kam Che Chan, has been the General Manager and a director of Hogan Industries Limited since 1989, which has operations in China, Vietnam, the U.S. and Mexico and nearly 5,000 staff members. In these capacities, Mr. Chan has been working in project management and marketing for Hogan Industries. After majoring in accounting at what is now Hong Kong Baptist University in Hong Kong, he spent 18 years working in several major certified public accounting firms in Hong Kong before moving into marketing and management.

     Brian Power, became the Chief Executive Officer of COL International upon completion of the Migration acquisition. Mr. Power has been the Chief Executive Officer of Migration since January 2000 after leaving Asiamoney magazine in Hong Kong, part of Euromoney plc, where he headed the internet development group from 1997 through 1999. From 1992 and until joining Asiamoney, Mr. Power founded and managed companies in China. He created and was Managing Director of China Securities Research Centre Ltd., which had offices in three Chinese cities. Its daily publications, produced in both Chinese and English, were the first-ever daily publications covering China's securities markets. Mr. Power later sold the company to Reuters. A former journalist, Mr. Power won national awards in Canada for investigative journalism.

     Paul Wong, is the founder, Chief Executive Officer, and Chairman of the board of directors of Hogan Industries Limited since 1982. Mr. Wong's factories are suppliers of molded baby bottles to leading U.S. and European brand names as well as precision scale models to major airlines worldwide. His responsibilities include new product concepts regarding investments in high tech companies in Asia.

     Qi Yu Zhang, became Chief Executive Officer of the Rayes Group in April 1997. Mr. Zhang was one of the founders and directors of the Rayes Group since 1995. In these capacities, he has been responsible for the ISP and ICP development and operations of the Rayes Group in more than ten Chinese cities. Mr. Zhang also became the Chief Executive Officer and a director of Migration in July 1998. Mr. Zhang is a member of the Computer Engineering Application Association in China and has obtained advanced degrees after studying Computer Telecommunications at Xian Electronic Technology University.

     Following are biographies of the directors and certain key employees of the joint venture:

Directors And Other Key Employees Of The Joint Venture

     Kam Che Chan, has been the Deputy Chairman of the board of the joint venture since 1999. Refer to his business experience above under the caption, "Directors And Officers", above.

     Xiang Yang Chang, 51, has been the General Manager of the joint venture's Wuhan Office since 1999. Prior to this position, Mr. Chang was General Manager of Rayes Group from 1993. Mr. Chang has published several books and periodicals on computer communications. He was a Director of Research at Harbin University after graduating with advanced degrees in computer science in 1968. He has extensive administrative experience.

     Liang Qiao, 28, has been a director and Deputy Chief Financial Officer of the joint venture since 1999. Mr. Qiao is a graduate of the Shanghai Finance University, where he studied investment finance management. He worked as an accountant during the early 1990s before joining the Rayes Group in 1996, where he ran the investment management department.

     Chi Keung Wong, 62, has been a director of the joint venture since 1999 and the Chief Financial Officer of the joint venture since 1999. Mr. Wong also has been a director and Chief Financial Officer of Migration since July 1998. Mr. Wong, has 40 years of experience as a financial controller and an auditor both in Australia and Hong Kong. He started in the audit department of Lowe, Bingham & Mathews (now PricewaterhouseCoopers LLP) in 1960 after having graduated in Hong Kong in accounting. He worked in China from its initial opening in the mid-1960s until 1984. He was later Financial Controller for the YMCA in Australia. Chi Keung Wong is the brother of Paul Wong.

     Paul Wong, has been a director of the joint venture since 1999. Refer to his business experience above under the caption, "Directors And Officers", above.

     Qi Yu Zhang, has been the Chairman of the board of the joint venture since 1999. Refer to his business experience above under the caption, "Directors And Officers", above.

Item 10. Executive Compensation
-------------------------------

Summary Compensation Table

     The following table sets forth in summary form the compensation received by Mark Shaner, our former Chief Executive Officer, Brian Power, our current Chief Executive Officer, and Qi Yu Zhang, Chairman of the board of the joint venture during the last fiscal year. None of our employees and no employees of the joint venture received total salary and bonus in excess of $100,000 during the last fiscal year.



                                             Summary Compensation Table
                                             --------------------------


                                                                      Long Term Compensation
                                                                      ----------------------
                        Annual Compensation                           Awards               Payouts
                        -------------------                           ------               -------
                                                       Other          Restricted              All other
Name and Principal      Fiscal   Salary      Bonus     Annual         Stock        Options    Payouts    Compensation
Position                Year     ($) (1)     ($) (2)   Compensation   Awards ($)   (#)        ($) (3)    ($)(4)
----------------------- -------- ----------- --------- -------------- ------------ ---------- ---------- ------------
Mark K. Shaner (5)      2001     $12,000     0         0              0            0          0          0
Former Chief
  Executive Officer     2000     $4,000      0         0              0            0          0          0
COL International
----------------------- -------- ----------- --------- -------------- ------------ ---------- ---------- ------------
Brian Power (6)         2001     $65,000     0         0              0            0          0          0
Chief Executive
  Officer               2000     $150,000    0         0              0            0          0          0
Joint Venture
----------------------- -------- ----------- --------- -------------- ------------ ---------- ---------- ------------
Qi Yu Zhang             2001     $0          0         0              0            0          0          0
Chairman
Joint Venture           2000     $18,000     0         0              0            0          0          0
----------------------- -------- ----------- --------- -------------- ------------ ---------- ---------- ------------


(1) The dollar value of base salary (cash and non-cash) estimated to be received.

(2) The dollar value of bonus (cash and non-cash) to be received during the year indicated.

(3) COL International does not have in effect any plan that is intended to serve as incentive for performance to occur over a period longer than one fiscal year except for our Stock Option Plan.

(4) All other compensation received that COL International could not properly report in any other column of the Summary Compensation Table including annual contributions or other allocations to vested and unvested defined contribution plans, and the dollar value of any insurance premiums paid by, or on behalf of, COL International with respect to term life insurance for the benefit of the named executive officer, and, the full dollar value of the remainder of the premiums paid by, or on behalf of, COL International.

(5)  Mr. Shaner resigned as our Chief Executive Officer in September 2001.

(6) Mr. Power became our Chief Executive Officer upon completion of the Migration acquisition.

Employment Contracts And Termination Of Employment And Change-In-Control Arrangements

     We do not have and currently are not planning to have any written employment contracts with respect to any of our directors, officers or other employees. We have no compensatory plan or arrangement that results or will result from the resignation, retirement, or any other termination of an executive officer's employment or from a change-in-control of COL International or a change in an executive officer's responsibilities following a change-in-control.

Employee Retirement Plans, Long-Term Incentive Plans, and Pension Plans

     Other than our stock option plan that is described below under "2000 Stock Option Plan", we have no employee retirement plan, pension plan, or long-term incentive plan to serve as incentive for performance to occur over a period longer than one fiscal year.

2000 Stock Option Plan

     Pursuant to our 2000 Stock Option Plan, we may grant options to purchase an aggregate of 4,000,000 shares of common stock to key employees and other persons who have or are contributing to our success. The options granted pursuant to the 2000 Plan may be either incentive options qualifying for beneficial tax treatment for the recipient, or non-qualified options. The terms of the 2000 Plan concerning incentive options and non-qualified options are substantially the same except that only our employees or employees of our subsidiaries are eligible for incentive options and employees and other individuals who have contributed or are contributing to our success are eligible for non-qualified options. With respect to options granted to persons other than outside directors, the 2000 Plan also is administered by an option committee that determines the terms of the options subject to the requirements of the 2000 Plan.

     All options granted under the 2000 Plan will become fully exercisable on the date that the options are granted or other dates that the Option Committee determines and will continue for a period up to a maximum of ten years. Options granted pursuant to the 2000 Plan are not transferable during the optionee's lifetime. Subject to the other terms of the 2000 Plan, the option committee has discretion to provide vesting requirements and specific expiration provisions with respect to the incentive options and non-qualified options granted. As of October 12, 2001, no options had been granted under the 2000 Plan.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Act of 1934, as amended (the "Exchange Act") requires our directors, executive officers and holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of ours. We believe that during the fiscal year ended June 30, 2001, our officers, directors and holders of more than 10% of our common stock complied with all Section 16(a) filing requirements. In making these statements, we have relied upon the written representation of our directors and officers and our review of the monthly statements of changes filed with us by our officers and directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

Beneficial Ownership

     As of October 12, 2001, there were 50,155,000 shares of common stock outstanding. The following table sets forth certain information as of October 12, 2001, by all executive officers and directors as a group, and by each other person known by us to be the beneficial owner of more than five percent of the common stock:

Name and Address of                      No. of Shares          Percentage of
Beneficial Owner                     Beneficially Owned (1)   Shares Outstanding
----------------                     ----------------------   ------------------

Kam Che Chan (2)                           22,849,680                45.7%
Suite 1408 Lippo Sun Plaza
28 Canton Road
Kowloon, Hong Kong

Anthony Ng                                  6,000,000                12.0%
310 Davenport Road, Suite 202
Toronto, Ontario M5R 1K6 Canada

Paul Wong (3)                               22,849,680               45.7%
Suite 1408 Lippo Sun Plaza
28 Canton Road
Kowloon, Hong Kong

Qi Yu Zhang (4)                             17,350,320               34.6%
Suite 1408 Lippo Sun Plaza
28 Canton Road
Kowloon, Hong Kong

First Strike Securities Limited (5)         17,350,320               34.7%
Suite 1408 Lippo Sun Plaza
28 Canton Road
Kowloon, Hong Kong

Honview International Limited (6)           22,849,680               45.7%
Suite 1408 Lippo Sun Plaza
28 Canton Road
Kowloon, Hong Kong

All Executive Officers and Directors as a   40,200,000               80.2%
group (one person prior to Offering;
three persons after Offering)
(2)(3)(4)(7)


(1) "Beneficial ownership" is defined in the regulations promulgated by the SEC as having or sharing, directly or indirectly (A) voting power, which includes the power to vote or to direct the voting, or (B) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. Unless otherwise indicated, the beneficial owner has sole voting and investment power.

(2) Kam Che Chan may be considered a beneficial owner of the 22,849,680 shares of which Honview International Limited is the record owner. Mr. Chan is a director of Honview International Limited and he also is the beneficial owner of 15.20 percent of the outstanding equity interests of Honview. The shares to be issued to Honview are included three times in the table. They are listed as being held beneficially by each of Kam Che Chan, Honview International Limited and Paul Wong. Mr. Chan is the Chairman of our board of directors. See also footnotes 3 and 6, below.

(3) Paul Wong may be considered a beneficial owner of the 22,849,680 shares of which Honview International Limited is the record owner. Mr. Wong is a beneficial owner of 39.21 percent of the outstanding equity interests in Honview. The shares to be issued to Honview are included three times in the table. They are listed as being held beneficially by each of Paul Wong, Kam Che Chan and Honview International Limited. Mr. Wong is a director of COL International. See also footnotes 2 and 6.

(4) Qi Yu Zhang may be considered a beneficial owner of the 17,350,320 shares of which First Strike Securities Limited is the record owner. Mr. Zhang is the beneficial owner of 20 percent of the outstanding equity interests of First Strike. The shares to be issued to First Strike are included twice in the table. They are listed as being held beneficially by both Qi Yu Zhang and First Strike. Mr. Zhang is a director of COL International. See also footnote 5, below.

(5) First Strike Securities Limited owns 17,350,320 shares of our common stock. These shares are included twice in the table. They are listed as being held beneficially by both First Strike Securities Limited and Qi Yu Zhang. See also footnote 4, above.

(6) Honview International Limited owns 22,849,680 shares of our common stock. These shares are included three times in the table. They are listed as being held beneficially by each of Honview International Limited, Paul Wong and Kam Che Chan. See also footnotes 2 and 3, above.

Item 12. Certain Relationships and Related Transactions
-------------------------------------------------------

     Honview International Limited owns 22,849,680 shares of our common stock, and First Strike Securities Limited owns 17,350,320 shares of our common stock. Paul Wong is a director of Honview and he also is a beneficial owner of 39.21 percent of the outstanding equity interests in Honview. Mr. Wong also is a director of COL International.

     Kam Che Chan is a director of Honview and he also is the beneficial owner of 15.20 percent of the outstanding equity interests of Honview. Mr. Chan also is the Chairman of our board of directors.

     Qi Yu Zang is a director of First Strike and he also is the beneficial owner of 20 percent of the outstanding equity interests of First Strike. Mr. Zhang also is a director of COL International.

     During the periods ended July 31, 1999 and July 31, 2000, Honview paid Rmb
4.6 million (or US$555,690) and Rmb 10 million (or US$556,000), respectively, on behalf of Migration for the joint venture to purchase certain equipment. Also during the period ended July 31, 1999, Honview paid Rmb 10 million (or US$1,208,000) on behalf of Migration for the joint venture's capital contribution required to purchase intangibles from Rayes Group. Honview loaned Migration these amounts and other advances summing up to approximately US$3 million in the beginning of 2000 without interest or collateral. At that time, Honview agreed not to call its advances earlier than March 1, 2001. On October 10, 2000, the parties agreed to revise the terms to provide for the loan to be repayable only out of 20 percent of Migration's pre-tax profits, if any, for each fiscal year of Migration that begins on or after July 1, 2001 with no other right of Honview for repayment. As a result of Migration becoming a wholly owned subsidiary of COL International, the pre-tax profits and fiscal year described in the preceding sentence shall be those of COL International, with the pre-tax profits of COL International to be determined on a fully consolidated basis in accordance with U.S. generally accepted accounting principles.

     Pursuant to the Loan Agreement, Honview agreed to lend Migration its cash needs, from time to time, at any time until January 1, 2004 up to an aggregate principal amount of US$8 million. As a result of Migration becoming a wholly owned subsidiary of COL International, any amounts loaned from Honview prior to February 8, 2001, the effective date of the registration statement related to COL International's initial public offering, may be paid at the option of Honview, by converting, at any time after October 10, 2001, part or all the unpaid principal amount of the loan into shares of COL International's common stock, at a price equal to the greater of $1.20 per share or 90 percent of the average weighted trading price of the common stock for the 20 trading days preceding the date of notice of exercise of conversion. Any amounts loaned from Honview after the effective date of this registration statement may be paid, at the option of Honview, by converting, at any time after October 10, 2001, part or all the unpaid principal amount of the loan into shares of COL International's common stock, at a price equal to the greater of $1.20 per share or 110 percent of weighted average trading price of common stock for the 20 trading days preceding the date of the loan.

     In February 2000, we sold an aggregate of 7,050,000 shares of our common stock at a purchase price of $.001 per share in connection with the formation of COL International. Six million of these shares were sold to Anthony Ng, a promoter of COL International. Mr. Ng also had paid cash expenses to professional service firms in the amount of approximately $89,000 on behalf of COL International prior to its incorporation. These amounts were recorded in the financial statements as "capital contribution by major stockholder". Except for Mr. Ng being an advisor of Migration, he is not affiliated with any other company with which COL International has direct or indirect relationships.

     During the period ended September 30, 2000, Honview paid US$70,000 on behalf of COL International in professional services and costs related to COL International's initial public offering. Honview loaned COL International this amount without interest or collateral. On December 21, 2000, COL International and Honview agreed for the loan to be repayable only out of 20 percent of COL International's pre-tax profits, if any, for each fiscal year of COL International that begins on or after July 1, 2001 with no other right of Honview for repayment. Pursuant to the loan agreement, Honview agreed to lend COL International its cash needs, from time to time, at any time until October 10, 2001 up to an aggregate principal amount of US$8 million. Any amounts loaned to COL International prior to February 8, 2001, the effective date of the registration statement related to COL International's initial public offering, may be paid at the option of Honview, by converting, at any time after October 10, 2001, part or all the unpaid principal amount of the loan into shares of COL International's common stock, at a price equal to the greater of $1.20 per share or 90 percent of the average weighted trading price of the common stock for the 20 trading days preceding the date of notice of exercise of conversion. Any amounts loaned to COL International after February 8, 2001 may be paid, at the option of Honview, by converting, at any time after October 10, 2001, part or all the unpaid principal amount of the loan into shares of COL International's common stock, at a price equal to the greater of $1.20 per share or 110 percent of weighted average trading price of common stock for the 20 trading days preceding the date of the loan. As of June 30, 2001, Honview had made additional advances to COL International totaling US$247,000, and has made an additional advance of $30,000 after that date.

     Except as discussed above, since COL International's inception on February 22, 2000, there were no transactions between COL International and its directors, executive officers or known holders of more than five percent of the common stock, or transactions by COL International in which any of the foregoing persons had a direct or indirect material interest, in which the amount involved exceeded $60,000.

Item 13. Exhibits and Reports on Form 8-K
-----------------------------------------

     The following is a complete list of Exhibits filed as part of this registration statement, which Exhibits are incorporated herein.

     (a)  Financial Statements

          Report of Independent Auditors.................................F-2

          Balance Sheets at June 30, 2001 and 2000.......................F-3

          Statements of Operations for the Years Ended
                June 30, 2001 and 2000...................................F-4

          Statements of Changes in Stockholders' Equity
                for the period from February 22, 2000 (Inception)
                through June 30, 2001....................................F-5

          Statements of Cash Flows for the Years Ended
                June 30, 2001 and 2000...................................F-6

          Notes to Financial Statements..................................F-7


Number      Description
------      -----------

2.1 Stock Exchange Agreement between and among Migration Developments Limited, COL International and the stockholders of Migration Developments Limited dated June 8, 2000 (2)

3.1 Certificate Of Incorporation filed with the Delaware Secretary Of State effective as of February 22, 2000 (2)

3.2 Certificate Of Amendment To The Certificate Of Incorporation filed with the Delaware Secretary Of State effective as of April 3, 2000
            (2)

3.3         Amended And Restated Bylaws (4)

3.4         Sino-Foreign Joint Venture Contract (1) (2)

3.5         Articles Of Association of the Sino-Foreign Joint Venture (1) (2)

4.1         Specimen Common Stock Certificate (2)

10.1        Joint Venture Business License (1) (2)

10.2 Cooperation Agreement Regarding China Online's Internet Connection Service Commercial Business dated July 15, 1998 between Neihi Electronic Systems Co., Ltd. (now known as the Joint Venture) and Rayes Group (1) (2)

Number      Description
------      -----------

10.3 Cooperation Agreement Regarding China Online's Internet Content Service Commercial Business dated July 15, 1998 between Neihi Electronic Systems Co., Ltd. (now known as the Joint Venture) and Rayes Group (1) (2)

10.4 Cooperation Agreement for Dissemination of Educational Resources dated January 7, 2000 between the Joint Venture and Wuhan City No. 2 Secondary School to establish Education Net (1) (2)

10.5 Cooperation Agreement for Transmission of Education Materials dated March 10, 2000 between the Joint Venture and Wuhan Cable TV to provide Education Net infrastructure (1) (2)

10.6 Purchase Agreement dated October 22, 1999 among the Joint Venture, Shanghai Construction Materials Technology Sales Service Co., Ltd. and other parties specified thereby (1) (2)

10.7        2000 Stock Option Plan (2)

10.8        Form of Subscription Agreement (3)

10.9 Form of Escrow Agreement between COL International and Wells Fargo Bank West, National Association (4)

10.10       Form of Migration's Convertible Promissory Note (3)

10.11       Migration's Loan Agreement dated October 10, 2000 (3)

10.12 Sino-Foreign Joint Venture Agreement dated July 7, 2000 between Migration and Shanghai Dongyi Scientific Technology Engineering Co.
            (1) (3)

10.13 Share Purchase Agreement dated July 17, 2000 between Shanghai Shangyi Science and Trade Information Consulting Co., Ltd. and Shanghai Tongji Construction Materials Sales and Services Co., Ltd.
            (1) (3)

10.14       Lease Agreement for Rental of Office Premises dated April 25, 2000
            (1) (2)

10.15       COL International's Loan Agreement dated December 21, 2000 (4)

21          Subsidiaries of the Registrant

----------
(1)  Translated into English from Chinese.
(2) Incorporated by reference from the Company's Registration Statement on Form SB-2 on June 13, 2000 (Registration No. 333-39208).
(3) Incorporated by reference from Amendment No. 2 to the Company's Registration Statement on Form SB-2 on October 19, 2000 (Registration No. 333-39208).
(4) Incorporated by reference from Amendment No. 3 to the Company's Registration Statement on Form SB-2 on January 17, 2001 (Registration No. 333-39208).

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COL CHINA ONLINE INTERNATIONAL INC.


Date:  November 7, 2001                By: /s/ Brian Power
                                       -----------------------------------------
                                       Brian Power, Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date                                   Signatures
----                                   ----------



November 7, 2001                       /s/ Kam Che Chan
                                       -----------------------------------------
                                       Kam Che Chan, Director



November 7, 2001                       /s/ Brian Power
                                       -----------------------------------------
                                       Brian Power, Director



November 7, 2001                       /s/ Paul Wong
                                       -----------------------------------------
                                       Paul Wong, Director



November 7, 2001                       /s/ Qi Yu Zhang
                                       -----------------------------------------
                                       Qi Yu Zhang, Director

                       COL China Online International Inc.

                              Financial Statements
                              For The Period Ended
                                  June 30, 2001


                          INDEX TO FINANCIAL STATEMENTS




                                                                            PAGE
                                                                            ----
COL CHINA ONLINE INTERNATIONAL INC.

Independent Auditor's Report.................................................F-2

Balance Sheet - June 30, 2001................................................F-3

Statements of Operations - For the Years Ended June 30, 2001 and
     2000 and for the Period from February 22, 2000 (Inception)
     to June 30, 2000........................................................F-4

Statement of Stockholders' Deficit - For the Period from
     February 22, 2000 (Inception) through June 30, 2001.....................F-5

Statements of Cash Flows For the Years Ended June 30, 2001 and
     2000 and for the Period from February 22, 2000 (Inception)
     to June 30, 2000........................................................F-6

Notes to Financial Statements................................................F-7

                          INDEPENDENT AUDITOR'S REPORT



The Stockholders and Directors
COL China Online International Inc.
Denver, Colorado


We have audited the accompanying balance sheet of COL China Online International Inc. (a development stage company) as of June 30, 2001, and the related statements of operations, stockholders' deficit and cash flows for the years ended June 30, 2001 and 2000 and the period from February 22, 2000 (inception) to June 30, 2001. These financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these financial statements based on our audits.

We conducted our audits in accordance with auditing standards generally accepted in the United States of America. Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the financial statements referred to above present fairly, in all material respects, the financial position of COL China Online International Inc. as of June 30, 2001, and the results of its operations and its cash flows for the years ended June 30, 2001 and 2000 and the period from February 22, 2000 (inception) to June 30, 2001, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 2 to the consolidated financial statements, the Company has no revenues, incurred recurring losses, and has negative working capital at June 30, 2001. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 2. The financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/  HEIN + ASSOCIATES LLP
--------------------------
     HEIN + ASSOCIATES LLP


Denver, Colorado
October 12, 2001

                       COL China Online International Inc.
                          (A Development Stage Company)

                                  BALANCE SHEET
                                  JUNE 30, 2001


                                     ASSETS
                                     ------

CURRENT ASSETS:
    Cash                                                              $  16,386
    Receivable, Migration                                                24,420
                                                                      ---------
                                                                         40,806

DEFERRED OFFERING COSTS                                                  82,000
                                                                      ---------

TOTAL ASSETS                                                          $ 122,806
                                                                      =========




                      LIABILITIES AND STOCKHOLDERS' DEFICIT
                      -------------------------------------

CURRENT LIABILITIES:
    Accounts payable                                                  $ 127,256
    Payable - related party                                             247,000

STOCKHOLDERS' DEFICIT:
    Preferred stock, $.001 par value; 5,000,000 shares authorized,         --
         none outstanding
    Common stock, $.001 par value; 100,000,000 shares authorized;
         8,300,000 shares issued and outstanding                          8,300
    Additional paid-in capital                                          140,790
    Deficit accumulated during the development stage                   (400,540)
                                                                      ---------
             Total stockholders' deficit                               (251,450)
                                                                      ---------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                           $ 122,806
                                                                      =========


              See accompanying notes to these financial statements.



                              COL China Online International Inc.
                                  (A Development Stage Company)

                                    STATEMENTS OF OPERATIONS



                                                                                    INCEPTION
                                                                                    (FEBRUARY
                                                         YEAR ENDED,               22, 2000) TO
                                               -------------------------------       JUNE 30,
                                               JUNE 30, 2001     JUNE 30, 2000         2001
                                                -----------       -----------       -----------

NET REVENUES                                    $      --         $      --         $      --

GENERAL AND ADMINISTRATIVE EXPENSES                  84,870           169,336           254,206

EXCESS PUBLIC OFFERING COSTS                        146,334              --             146,334
                                                -----------       -----------       -----------

NET LOSS                                        $  (231,204)      $  (169,336)      $  (400,540)
                                                ===========       ===========       ===========

NET LOSS PER COMMON SHARE                       $      (.03)             (.02)
                                                ===========       ===========

WEIGHTED AVERAGE NUMBER OF SHARES OUTSTANDING     8,300,000         7,960,326
                                                ===========       ===========


                      See accompanying notes to these financial statements.

                                               F-4



                                            COL China Online International Inc.
                                               (A Development Stage Company)

                                            STATEMENT OF STOCKHOLDERS' DEFICIT
                          FOR THE PERIOD FROM FEBRUARY 22, 2000 (INCEPTION) THROUGH JUNE 30, 2001



                                                                                                DEFICIT
                                                                                              ACCUMULATED
                                                       COMMON STOCK             ADDITIONAL    DURING THE
                                                        ------------             PAID-IN      DEVELOPMENT
                                                    SHARES         AMOUNT        CAPITAL         STAGE          TOTAL
                                                  ---------      ---------      ---------      ---------      ---------

BALANCES, February 22, 2000 (Inception)                --        $    --        $    --        $    --         $    --

    Sales of common stock in March 2000
        (including one director/officer) at
        $.001 per share                           7,050,000          7,050           --             --             7,050
    Capital contribution by major stockholder          --             --           89,343           --            89,343
    Sale of common stock in private placement
        in May and June 2000 at $.05 per share,
        net of $9,803 in offering costs           1,250,000          1,250         51,447           --            52,697
    Net loss                                           --             --             --         (169,336)       (169,336)
                                                  ---------      ---------      ---------      ---------       ---------

BALANCES, June 30, 2000                           8,300,000      $   8,300      $ 140,790      $(169,336)      $ (20,246)

    Net loss                                           --             --             --         (231,204)       (231,204)
                                                  ---------      ---------      ---------      ---------       ---------

BALANCES, June 30, 2001                           8,300,000      $   8,300      $ 140,790      $(400,540)      $(251,450)
                                                  =========      =========      =========      =========       =========


                                   See accompanying notes to these financial statements.

                                                            F-5



                                    COL China Online International Inc.
                                       (A Development Stage Company)

                                         STATEMENTS OF CASH FLOWS



                                                                                               INCEPTION
                                                                     YEAR ENDED              (FEBRUARY 22,
                                                            -----------------------------    2000 TO JUNE
                                                            JUNE 30, 2001   JUNE 30, 2000      30, 2001
                                                              ---------       ---------       ---------

CASH FLOWS FROM OPERATING ACTIVITIES:
    Net loss                                                  $(231,204)      $(169,336)      $(400,540)
    Expenses paid by principal stockholder                         --            89,343          89,343
    Adjustments to reconcile net loss to net cash from
         operating activities:
         Changes in operating assets and liabilities:
             Increase (decrease) in accounts payable             (5,760)         51,016          45,256
             Increase in receivable, Migration                   (6,000)        (18,420)        (24,420)
                                                              ---------       ---------       ---------
         Net cash used in operating activities                 (242,964)        (47,397)       (290,361)

CASH FLOWS FROM INVESTING ACTIVITY                                 --              --              --
                                                              ---------       ---------       ---------

CASH FLOWS FROM FINANCING ACTIVITIES:
    Proceeds from issuance of common stock, net of offering
         costs                                                     --            59,747          59,747
    Increase in payable - related party                         247,000            --           247,000
                                                              ---------       ---------       ---------
         Net cash provided by financing activities              247,000          59,747         306,747
                                                              ---------       ---------       ---------

NET INCREASE IN CASH                                              4,036          12,350          16,386
                                                              ---------       ---------       ---------

CASH, Beginning of year                                          12,350            --              --
                                                              ---------       ---------       ---------

CASH, June 30, 2001                                           $  16,386       $  12,350       $  16,386
                                                              =========       =========       =========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
    Capital contribution of expenses incurred by principal
         stockholder                                          $    --         $  89,343       $  89,343
                                                              =========       =========       =========

    Accounts payable for offering costs                       $  14,055       $  67,945       $  82,000
                                                              =========       =========       =========


                           See accompanying notes to these financial statements.

                                                    F-6

                       COL China Online International Inc.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS



1.   ORGANIZATION AND SUMMARY OF SIGNIFICANT ACCOUNTING POLICIES:
     -----------------------------------------------------------

     Nature of Operations - COL China Online International Inc. (COL International or the "Company") was incorporated as a Delaware corporation on February 22, 2000, for the purpose of acquiring Migration Developments Limited ("Migration") (see Note 3) and raising equity capital. COL International is considered to be in the development stage, due to its limited operations and lack of revenues to date. Operations since inception include organization matters, raising equity and acquisition negotiations with Migration.

     Deferred Offering Costs - Costs incurred in connection with the Company's proposed public offering are being deferred. The $82,000 in deferred offering costs will be offset against the proceeds of the offering (see
     Note 3).

     Income Taxes - Income taxes are accounted for under the liability method of SFAS No. 109, whereby current and deferred tax assets and liabilities are determined based on tax rates and laws enacted as of the balance sheet date. Deferred tax expense or benefit represents the change in the deferred tax asset/liability balance.

     Net Loss Per Common Share - Net loss per common share is computed based upon the number of shares outstanding, as such shares were issued prior to a contemplated public offering.

     Use of Estimates - The preparation of the Company's financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

     New Accounting Pronouncements - In June 2001, the Financial Accounting Standards Board ("FASB") issued Statements of Financial Accounting Standards No. 141 "Business Combinations" ("SFAS 141") and No. 142 "Goodwill and Other Intangible Assets" ("SFAS 142"). SFAS 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. At this time, we cannot reasonably estimate the effect of The Company does not believe that the adoption of these statements on either will have a material effect on its our financial position, results of operations, or cash flows. The adoption of SFAS 141 and 142 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

                       COL China Online International Inc.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS



     In June 2001, the FASB also approved for issuance SFAS 143 "Asset Retirement Obligations." SFAS 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The adoption of SFAS 143 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

     In August 2001, the FASB also approved SFAS 144, "Accounting for the Impairment or Disposal of Long-Lived Assets." SFAS 144 replaces SFAS 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to Be Disposed Of." The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of APB Opinion No. 30, "Reporting Results of Operations-Reporting the Effects of Disposal of a Segment of a Business," for the disposal of segments of a business. SFAS 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. At this time, the Company cannot estimate the effect of this statement on its financial position, results of operations, or cash flows.

2.   LIQUIDITY AND CONTINUING OPERATIONS:
     -----------------------------------

     COL International is in the development stage and has not generated revenues since inception. Furthermore, COL International was incorporated for the primary purpose of acquiring Migration. Migration has operations in the Peoples Republic of China (PRC) and has incurred operating losses since its inception. Migration's operations have been funded by its major shareholder. As of June 30, 2001, COL International has limited funds and is totally dependent upon its primary stockholder or Migration's major shareholder for continued funding. The Company's payable to Migration's major shareholder was $247,000 at June 30, 2001.

     The financial statements have been prepared on a going concern basis which contemplates the realization of assets and liquidation of liabilities in the ordinary course of business. Continuation of COL International as a going concern is dependent upon the continued funding by COL International's primary stockholder or Migration's major shareholder, the successful merger with Migration or another operating company and, ultimately achieving profitable operations. The financial statements do not include any adjustments should COL International be unable to continue operations as a going concern.

                       COL China Online International Inc.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS



3.   SUBSEQUENT PUBLIC OFFERING AND MERGER WITH MIGRATION DEVELOPMENTS LIMITED
     -------------------------------------------------------------------------

     In July 2001, the Company completed its initial public offering of common stock. The Company issued 1,655,000 shares of common stock in this offering at $.05 per share (approximately $83,000). All net proceeds from this offering were used to pay costs associated with the offering.

     COL International was formed for the purpose of acquiring and conducting the engineering services and the internet related business of Migration. In September 2001, the acquisition of Migration by the Company through the exchange of the Company's shares was completed. In this transaction, the Company acquired all the outstanding shares of common stock of Migration in exchange for 40.2 million shares of the Company's common stock. As a result of the acquisition, Migration became a wholly owned subsidiary of COL International. However, for accounting purposes, this transaction will be treated as a reverse acquisition, whereby Migration is considered to be acquiring the Company. No goodwill will be recorded in the merger. The future financial statements of the Company will reflect the operations of Migration prior to the merger and the combined entity after the merger.

4.   RELATED PARTY PAYABLES:
     ----------------------

     Migration's major shareholder has advanced the Company approximately $223,000, net of repayment of amounts due from Migration. These amounts are repayable only from 20% of future profits, if any, of the combined entity after the acquisition of Migration. Such advances are without interest or collateral, but may be convertible into common stock of the combined company COL International at the greater of $1.20 per share or 90% of the weighted average trading price of COL International's common stock. For advances after the effective date of COL's International public offering, such additional advances will be convertible at the greater of $1.20 per share or 110% of the weighted average trading price of COL International's common stock for twenty days preceding the date of Notice of Conversion.

5.   STOCKHOLDERS' EQUITY:
     --------------------

     COL International issued shares to its four founding stockholders at par value for cash. This was based upon commitments made prior to the actual incorporation of COL International. In addition, its major stockholder incurred various costs associated with the proposed acquisition of Migration prior to the incorporation of COL International. The costs include legal and accounting fees paid to third parties. These amounts have been reflected as a capital contribution and as an expense of COL International. For financial reporting purposes all common shares were valued based upon the equivalent price per share paid by the major stockholder, including his capital contribution.

     During May and June 2000, COL International sold 1,250,000 shares of common stock for $62,500 ($.05 per share) in a private offering to unaffiliated persons. In this offering, COL International incurred $9,803 of costs, which have been offset against this offering. These shares were registered in the Company's public offering.

                       COL China Online International Inc.
                          (A Development Stage Company)

                          NOTES TO FINANCIAL STATEMENTS



     COL International has an incentive stock option plan (Plan) under which 4,000,000 shares of common stock are reserved for potential issue. As of June 30, 2001, no options are outstanding under the Plan. Generally options to be issued under the Plan will be exercisable at the market price on date of grant.

     COL International has authorized 5,000,000 shares of preferred stock, which may be issued in such series and preferences as determined by the Board of Directors.

6.   INCOME TAXES:
     ------------

     The Company has selected June 30 as its fiscal year-end. Through June 2001, the Company has incurred tax losses of approximately $254,000, which can be carried forward to future periods. The tax benefit from these losses of approximately $94,000 has been fully offset by a valuation allowance. The future utilization of these losses will be limited under Section 382 of the Internal Revenue Code due to a change in control upon the acquisition of Migration.

     The Company's tax expense or benefit does not correlate to the expected rate of approximately 37% as a result of the valuation allowance and that a substantial portion of the Company losses to date will be considered syndication costs and/or were incurred prior to incorporation of the Company and, therefore, not deductible for tax purposes.