Form 10QSB
period 2001-09-30
COL CHINA ONLINE INTERNATIONAL INC
filed 2002-01-29
CIK 1114274

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                                 ---------------

                                  FORM 10 - QSB

                                 ---------------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

               For the quarterly period ended September 30, 2001.

                       COL China Online International Inc.
        (Exact name of small business issuer as specified in its charter)

                                    Delaware
                 (State or other jurisdiction of incorporation)

        333-39208                                        52-2224845
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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [X]    No [ ]

As of January 24, 2002, the Registrant had outstanding 50,155,000 shares of its common stock, par value $0.0005.

Transitional Small Business Disclosure Format (Check One):
Yes [ ]    No [X]

================================================================================

                       COL China Online International Inc.
                          (A Development Stage Company)

                                   FORM 10-QSB

                               September 30, 2001

                                Table of Contents


                          PART I. FINANCIAL INFORMATION
                          -----------------------------

Item 1. Financial Statements

                                                                        PAGE NO.
PART I    FINANCIAL INFORMATION
Item 1    Financial Statements:
          Condensed Consolidated Balance Sheets as of
            September 30, 2001 and June 30, 2001                           1

          Condensed Consolidated Statements of Operations
            for the three months ended September 30, 2001 and 2000         2

          Condensed Consolidated Statements of Cash Flows
            for the three months ended September 30, 2001 and 2000         3

          Notes to Condensed Consolidated Financial Statements             4

Item 2    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                           10


                           PART II. OTHER INFORMATION
                           --------------------------

                                                                        PAGE NO.
PART II   OTHER INFORMATION
Item 2    Changes in Securities and Use of Proceeds;
            Recent Sales Of Unregistered Securities                       14

Item 5    Other Events                                                    14

Item 6    Exhibits and Reports on Form 8-K                                19



                                    PART I FINANCIAL INFORMATION

Item 1 Financial Statements

                                 COL CHINA ONLINE INTERNATIONAL INC.
                                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                               SEPTEMBER 30, 2001
                                                           JUNE 30, 2001           (unaudited)
                                                           -------------   --------------------------
                                                               (Rmb)          (Rmb)          (US$)
                           ASSETS                                                      (Illustrative Only)
                           ------
CURRENT ASSETS:
    Cash                                                      1,858,434        514,964         63,170
    Accounts receivable, with no allowance for doubtful
         accounts                                               231,487        101,396         12,438
    Inventories                                                  45,000         34,500          4,232
    Prepaid expense and other receivables                       184,779        542,207         66,513
    Due from minority stockholders                              136,967        219,061         26,872
                                                            -----------    -----------    -----------

             Total current assets                             2,456,667      1,412,128        173,225

PROPERTY, OFFICE SPACE AND EQUIPMENT, net of accumulated
    depreciation of Rmb9,745,641 and Rmb10,954,487
    (US$1,343,779), respectively                              9,847,085      9,049,795      1,110,132

OTHER ASSETS:
    Intangibles, net of accumulated amortization and
         impairment of Rmb10,000,000 (US$1,226,693)                --             --             --
    Goodwill, net of accumulated amortization and
         impairment of Rmb1,159,920 (US$142,287)                   --             --             --
                                                            -----------    -----------    -----------

             Total other assets                                    --             --             --
                                                            -----------    -----------    -----------

TOTAL ASSETS                                                 12,303,752     10,461,923      1,283,357
                                                            ===========    ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
    Current portion of mortgage loans payable                   313,271        317,517         38,950
    Accounts payable and accrued expenses                     1,699,522      2,427,923        297,832
    Billings in excess of costs and estimated earnings on
         uncompleted contracts                                   86,265           --             --
    Taxes payable                                               175,693        186,768         22,911
                                                            -----------    -----------    -----------

             Total current liabilities                        2,274,751      2,932,208        359,693

NOTES PAYABLE:
    Majority Stockholder                                     39,585,464     43,119,987      5,289,498
    Mortgage loans payable - net of current portion           1,191,141      1,110,155        136,182
                                                            -----------    -----------    -----------

             Total notes payable                             40,776,605     44,230,142      5,425,680

Minority Interest In Subsidiaries                                  --             --             --

STOCKHOLDERS' DEFICIENCY:
    Preferred stock, US$0.001 par value, 5,000,000 shares
         authorized, none outstanding                              --             --             --
    Common stock, US$0.001 par value, 100,000,000 shares
         authorized, 40,200,000 and 50,155,000 shares
         issued and outstanding, respectively                   327,710        408,864         50,155
    Additional paid-in capital                                   79,890      1,214,118        148,935
    Accumulated deficit                                     (31,161,454)   (38,329,659)    (4,701,873)
    Accumulated other comprehensive income                        6,250          6,250            767
                                                            -----------    -----------    -----------

             Total stockholders' deficiency                 (30,747,604)   (36,700,427)    (4,502,016)
                                                            -----------    -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY               12,303,752     10,461,923      1,283,357
                                                            ===========    ===========    ===========


            See accompanying notes to these condensed consolidated financial statements



                         COL CHINA ONLINE INTERNATIONAL INC.
             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                   FOR THE THREE MONTHS ENDED
                                           -----------------------------------------
                                            SEPTEMBER
                                             30, 2000         SEPTEMBER 30, 2001
                                           -----------    --------------------------
                                              (Rmb)          (Rmb)          (US$)
                                                                      (Illustrative Only)

NET REVENUES:
    Computer network installations                --          147,311         18,071
    Transaction fee                               --           13,021          1,597
    Business services revenue                     --              651             80
    Sale of software                              --           22,378          2,745
    Marketing fees, minority stockholder        79,185         73,123          8,970
                                           -----------    -----------    -----------

         Total revenues                         79,185        256,484         31,463

COST OF SALES:
    Computer network installations                --          109,521         13,435
    Transaction costs                             --           11,300          1,386
    Business services costs                       --            4,440            545
    Cost of software sold                         --           10,500          1,288
    Communication costs                        100,582        234,511         28,767
                                           -----------    -----------    -----------

                                               100,582        370,272         45,421
                                           -----------    -----------    -----------

    Gross Margin                               (21,397)      (113,788)       (13,958)

OPERATING EXPENSES:
    Research and development                   142,030           --             --
    General and administrative               1,193,810      2,217,378        272,004
    Amortization and depreciation            1,708,797      1,208,846        148,288
                                           -----------    -----------    -----------

         Total operating expenses            3,044,637      3,426,224        420,292
                                           -----------    -----------    -----------

OPERATING LOSS                              (3,066,034)    (3,540,012)      (434,250)

    Other income                                  --            1,817            223
                                           -----------    -----------    -----------

LOSS BEFORE MINORITY INTEREST               (3,066,034)    (3,538,195)      (434,027)

    Minority interest                           53,582           --             --
                                           -----------    -----------    -----------

NET LOSS                                    (3,012,452)    (3,538,195)      (434,027)
                                           ===========    ===========    ===========

               Basic Net Loss Per Share          (0.07)         (0.08)         (0.01)
               ------------------------    ===========    ===========    ===========

WEIGHTED AVERAGE COMMON SHARES              40,200,000     42,195,814     42,195,814
                                           ===========    ===========    ===========


    See accompanying notes to these condensed consolidated financial statements



                              COL CHINA ONLINE INTERNATIONAL INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                FOR THE THREE MONTHS ENDED
                                                          --------------------------------------
                                                          SEPTEMBER
                                                           30, 2000        SEPTEMBER 30, 2001
                                                          ----------    ------------------------
                                                            (Rmb)          (Rmb)         (US$)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                             (3,012,452)   (3,538,195)     (434,027)
     Adjustments to reconcile net loss to net cash used
      in operating activities:
         Minority interest                                   (53,582)         --            --
         Amortization and depreciation                     1,708,797     1,208,846       148,288
         Change in operating assets and liabilities:
           Decrease (increase) in:
              Accounts receivables                            60,626       130,091        15,958
              Other assets                                  (119,751)     (357,428)      (43,845)
              Inventories                                       --          10,500         1,288
           Increase (decrease) in:
              Accounts payable and accrued expenses          (44,377)      267,086        32,763
              Taxes payable                                  (28,857)       11,075         1,359
              Billings in excess of costs and estimated
               earnings on uncompleted contracts                --         (86,265)      (10,582)
                                                          ----------    ----------    ----------

         Net cash used in operating activities            (1,489,596)   (2,354,290)     (288,798)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment                                  (142,605)     (411,556)      (50,485)
     Purchase of Construction Net                           (281,964)         --            --
     Net cash acquired in acquisition of COL
        International under reverse acquisition                 --          63,308         7,766
                                                          ----------    ----------    ----------

         Net cash used in investing activities              (424,569)     (348,248)      (42,719)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Mortgage loans (repayments)                              (9,286)      (76,740)       (9,414)
     Advances from Majority Stockholder                    1,622,021     1,520,979       186,577
     Minority stockholders interest and advance              374,427       (82,094)      (10,070)
                                                          ----------    ----------    ----------

         Net cash provided by financing activities         1,987,162     1,362,145       167,093
                                                          ----------    ----------    ----------

          Effect Of Exchange Rate Changes On Cash               --          (3,077)         (378)
          ---------------------------------------         ----------    ----------    ----------

NET INCREASE (DECREASE) IN CASH                               72,997    (1,343,470)     (164,802)
                                                          ----------    ----------    ----------

CASH, beginning of period                                    661,002     1,858,434       227,972
                                                          ----------    ----------    ----------

CASH, end of period                                          733,999       514,964        63,170
                                                          ==========    ==========    ==========

                  Cash Paid For Interest                       3,780        20,196         2,477
                                                          ==========    ==========    ==========

       Non-Cash Investing And Financing Activities:
            ISSUANCE OF COMMON STOCK FOR ACQUISITION
                         OF SUBSIDIARIES                        --          67,662         8,300
                                                          ==========    ==========    ==========


          See accompanying notes to these condensed consolidated financial statements

                                               3

                       COL CHINA ONLINE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Business
     -------------------

     Nature of Operations - COL China Online International Inc. (COL International or the "Company") was incorporated as a Delaware corporation on February 22, 2000, for the purpose of acquiring Migration Developments Limited ("Migration") and raising equity capital to be used in the business of Migration. Prior to the acquisition of Migration, COL International was considered to be in the development stage, due to its limited operations and lack of revenues.

     In July 2001, the Company completed its initial public offering of common stock. The Company issued 1,655,000 shares of common stock in this offering at US$0.05 per share (approximately US$83,000). All net proceeds from this offering were used to pay costs associated with the offering.

     COL International was formed for the purpose of acquiring and conducting the engineering services and the internet related business of Migration. On September 24, 2001, the acquisition of Migration by the Company through the exchange of the Company's shares was completed. In this transaction, the Company acquired all the outstanding shares of common stock of Migration in exchange for 40.2 million shares of the Company's common stock. As a result of the acquisition, Migration became a wholly owned subsidiary of COL International. However, for accounting purposes, this transaction is treated as a reverse acquisition, whereby Migration is considered as an acquirer. No goodwill is recorded in the merger. The accompanying condensed consolidated financial statements of the Company have been prepared to reflect the operations of Migration prior to the merger and the combined entity after the merger.

     Migration is a British Virgin Islands (BVI) corporation incorporated on May 18, 1998. It has two subsidiaries, Shenzhen Rayes Electronic Systems Co., Ltd. ("Joint Venture") and Shanghai Shangyi Science and Trade Information Consulting Co., Ltd. ("Shangyi"), in which it has 90% and 70% equity interests, respectively. The Joint Venture and Shangyi are sino-foreign equity joint ventures in the People's Republic of China (PRC). Most of the operations of Migration are through the Joint Venture, which did not commence substantive operations until the Spring of 1999. The acquisitions of Joint Venture and Shangyi have been accounted for as purchases by Migration.

     Migration has been providing marketing and technical services for the Internet Service Provider (ISP) and value added services generally related to the installation of computer network systems (i.e., Local Area Networks
     LANs) in the PRC.

     Migration is also developing proprietary websites in which it markets services and products of other companies and receives subscriber and/or transactional fees for its services. Migration designs websites and provides hosting services to other companies.

                       COL CHINA ONLINE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2.   Basis of Presentation
     ---------------------

     The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements have been prepared on the same basis as the annual financial statements except for certain accounting policies used by Migration as detailed below. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001 which was filed November 15, 2001. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2001 and the results of its operations and cash flows for the quarter then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

     For financial reporting purposes, the acquisition of Migration by the Company on September 24, 2001 has been treated as a reverse acquisition. Migration is the continuing entity for financial reporting and the acquisition of COL International is considered a recapitalization and restructuring of Migration. On this basis, the historical financial statements prior to September 24, 2001 represent the financial statements of Migration. The historical stockholders' equity accounts of the Company as of June 30, 2001 have been retroactively restated to reflect the issuance of 40,200,000 shares of common stock since inception of Migration and the issuance of 9,955,000 shares of stock upon the merger with COL International.

     The amounts included in the financial statements are presented in Renminbi ("Rmb") which is COL International's functional currency, unless otherwise indicated as US dollars, because COL International's operations are primarily located in the PRC. For illustrative purposes, the condensed consolidated balance sheet as of September 30, 2001 and condensed consolidated statement of operations for the three months ended September 30, 2001 have been translated into US dollars at approximately 8.152 Rmb to the dollar, which was the exchange rate at September 30, 2001.

     Property, Office Space and Equipment - Property, office space and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful life of the assets, generally twenty years for property, three years for computer equipment and five years for office space and other equipment. Repairs and maintenance are charged to expense as incurred. Material expenditures, which increase the life of an asset, are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of equipment sold, or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the accounts, and any gains or losses are reflected in current operations. Depreciation expense charged to operations was Rmb1,159,326 and Rmb1,208,846 (US$148,288) for the three months ended September 30, 2000 and September 30, 2001, respectively.

     Software Development - The Company is engaged in the development of software in the design and development of its current websites. In accordance with Emerging Issues Task Force (EITF) 00-2, Accounting for Web Site Development Costs, the Company expenses all preliminary stage costs associated with its website development as research and development expense, capitalizes application development costs (excluding training and data conversion) and will expense all operating costs after preliminary and development stages are complete.

                       COL CHINA ONLINE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     Revenue Recognition - The Company recognizes revenue at the time the service is rendered or product is delivered and collection is reasonably assured, which generally approximates the time it is accepted by the customer. For website development and hosting, the Company follows EITF 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That include the Right to Use Software Stored on Another Entity's Hardware, whereby revenues will be recognized over the life of contract or the expected life of the customer relationship, whichever is longer.

     Revenues from computer network installation contracts are recognized on the percentage-of-completion method for individual contracts, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. Management estimates percentage of completion based on units installed to date to total units to be installed for each contract. Units generally are computer network "jacks". Changes in job performance, estimated profitability, and final contract settlements may result in revisions to costs and income, and are recognized in the period in which the revisions are determined. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts", represents amounts billed in excess of revenues recognized.

     Contract costs relating to computer network installations include all direct materials, subcontracts, labor costs and those indirect costs related to contract performance. General and administrative costs are charged to expense as incurred.

     At the time a loss on a contract becomes known, the entire amount of the estimated ultimate loss on both short and long-term contracts is accrued.

     Business services revenue includes fees for subscription-based hosting services and membership programs. Revenues are recognized in the period in which the service is performed.

     Transaction fee is generated from the sale of merchandise placed on the websites and is recognized when the service is rendered.

     Intangibles and Goodwill - Intangibles represent the amount paid for the rights to market certain internet provider services and the rights to use the name "COL China Online". This amount is being amortized, using the straight-line method, over its estimated useful life of five years. Amortization expense was Rmb500,001 and nil for the three months ended September 30, 2000 and September 30, 2001, respectively. Impairment loss had been fully provided for in the net book value as of June 30, 2001.

     Goodwill recognized in acquisitions accounted for as purchases is being amortized on a straight-line basis over a 5 year period. Amortization expense was Rmb49,470 and nil for the three months ended September 30, 2000 and September 30, 2001, respectively. Impairment loss has been fully provided for in the net book value as of June 30, 2001.

     Impairment of Long-Lived Assets - In the event that facts and circumstances indicate that the carrying value of long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

     Inventories - Inventories are finished goods, which are stated at the lower of cost or market. Cost is determined by the use of weighted average cost method.

                       COL CHINA ONLINE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     Translation of foreign currencies - All asset and liability accounts of foreign subsidiaries are translated into Renminbi at appropriate year-end current rates and all income and expense accounts are translated at rates that approximate those rates prevailing at the time of the transactions. The resulting transaction adjustments are accumulated as a component of accumulated other comprehensive income.

     Foreign currency receivables and payables are translated at appropriate year-end current rates and the resulting translation gains or losses are taken into income currently.

     Use of Estimates - The preparation of the Company's condensed consolidated financial statements in conformity with generally accepted accounting principles requires the Company's management to make estimates and assumptions that affect the amounts reported in these financial statements and accompanying notes. Actual results could differ from those estimates.

     Fair Value of Financial Instruments - The estimated fair values for financial instruments under Statement of Financial Accounting Standards
     (SFAS) No.107, Disclosures about Fair Value of Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of the Company's financial instruments, which includes cash, accounts receivable and accounts payable, approximates their carrying value in the financial statements. The fair value of advances from the Company's major stockholder, which are without interest, cannot be estimated due to the relationship between the entities.

                       COL CHINA ONLINE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3.   Recent Accounting Pronouncements
     --------------------------------

     In June 2001, the Financial Accounting Standards Board ("FASB") issued SFAS No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS No. 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS No. 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS No. 142 are: 1) goodwill and intangible assets with indefinite lives will no longer be amortized; 2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and 3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. At this time, the Company does not believe that the adoption of either of these statements will have a material effect on its financial position, results of operations, or cash flows.

     In June 2001, the FASB also approved for issuance SFAS No. 143 "Asset Retirement Obligations". SFAS No. 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial measurement of the liability, (3) allocation of asset retirement cost to expense, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS No. 143 requires that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

     In August 2001, the FASB also approved SFAS No. 144, "Accounting for the Impairment or Disposal of Long-Lived Assets". SFAS No. 144 replaces SFAS No. 121. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of Accounting Principles Board
     (APB) Opinion No. 30, "Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business", for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. At this time, the Company cannot estimate the effect of this statement on its financial position, results of operations, or cash flows.

                       COL CHINA ONLINE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.   Comprehensive Income
     --------------------

     The Company accounts for comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined therein, refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. Accumulated other comprehensive income for the quarter ended September 30, 2001 represented foreign currency translation adjustments.


5.   Net Loss Per Share
     ------------------

     Basic loss per share is computed by dividing net loss by the weighted average number of common shares outstanding.

     Pursuant to the Company's 2000 Stock Option Plan, options may be granted to purchase an aggregate of 4,000,000 shares of common stock to key employees and other persons who have or are contributing to the Company's success. As of September 30, 2001, no options had been granted under the 2000 plan.


6.   Accumulated Deficit
     -------------------

     The acquisition of Migration by COL International on September 24, 2001 has been treated as a reverse acquisition. As a result, accumulated deficit prior to the acquisition should reflect that of Migration only. However, no goodwill was recorded on this acquisition as COL International had limited operations and was formed for the sole purpose of merging with Migration and raising limited funding prior to the acquisition. Therefore, the accumulated deficit of COL International of RMB3,630,010 (US$445,291) at the date of acquisition has been recorded in the accumulated deficit of the combined entities.


7.   Legal Proceedings
     -----------------

     On July 27, 2000, ChinaOnline Inc., a provider of business news and information regarding China in the United States, sent the Company a letter claiming that our use of the CHINAONLINE mark constitutes an infringement and dilution of the trademark rights of ChinaOnline Inc. in its CHINAONLINE trademark, which they claimed had been registered in the United States. ChinaOnline Inc. demanded that the Company cease and desist all use of the CHINAONLINE mark, including as a company name. On August 21, 2000, ChinaOnline Inc. sent a second letter stating that it will take appropriate action in the event that we fail to cease and desist all use of the CHINAONLINE mark. The Company has responded to these claims by stating that, under relevant legal principles, the use of the name "COL China Online International Inc." does not infringe on, dilute or otherwise injure any trademark rights of the claimant.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


This document contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. When used in this document, the words "expects", "anticipates", "intends" and "plans" and similar expressions are intended to identify certain of these forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed in this document. Factors that could cause or contribute to such differences include those discussed below.


Overview

COL International was incorporated for the purpose of acquiring Migration and raising equity capital. Prior to the acquisition of Migration on September 24, 2001, COL International was considered to be in the development state, due to its limited operations and lack of revenues

Initial Public Offering - In July 2001, the Company completed its initial public offering of common stock. The Company issued 1,655,000 shares of common stock in this offering at US$0.05 per share (approximately US$83,000). All net proceeds from this offering were used to pay costs associated with the offering.

Gong concern - The ability of COL International to continue operations as a going concern is dependent upon the continued support from Honview International Limited ("Honview"), a former shareholder of Migration, which is now a major stockholder of COL International, until such time as, when or if, the combined entity of COL International and Migration achieve profitable operations and/or additional funds are raised in future private and public offerings.

Acquisition - COL International was formed for the purpose of acquiring and conducting the engineering services and the internet related business of Migration. In September 2001, the acquisition of Migration by the Company through the exchange of the Company's shares was completed. In this transaction, the Company acquired all the outstanding shares of common stock of Migration in exchange for 40.2 million shares of the Company's common stock. As a result of the acquisition, Migration became a wholly owned subsidiary of COL International. However, for accounting purposes, this transaction is treated as a reverse acquisition, whereby Migration is considered as an acquirer. No goodwill is recorded in the merger. The condensed consolidated financial statements of the Company reflect the operations of Migration prior to the merger and the combined entity after the merger.

Migration is a British Virgin Islands (BVI) corporation incorporated on May 18, 1998. Migration has been providing marketing and technical services for an Internet Service Provider (ISP) and value added services generally related to the installation of computer network systems (i.e. Local Area Networks LANs) in the PRC. Migration is also developing proprietary websites in which it markets services and products of other companies and receives subscriber and/or transactional fees for its services. Migration designs websites and provides hosting services to other companies.

Plan of operations - During the next 12 months, COL International intends to pursue the followings:

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

     o marketing network engineering projects in China with design and installation of networking and communication solutions in office complexes, airports and hospitals;

     o offering web hosting and home page development services through COL International's data center in Shanghai;

     o promoting and trading building materials among construction industry participants in China through a business-to-business website (www.col173.com);

     o marketing on-line education and trading programs in China through its Education Net website (www.whedu.com.cn).

The Company currently is operating on a negative cash flow basis and is seeking additional financing in order to satisfy its cash requirements. The Company anticipates that it will require Rmb7,336,800 (or approximately US$900,000) in financing during the next 12 months to satisfy its cash requirements. COL International, through its Migration subsidiary, currently employs approximately 70 employees in China. As COL International pursues its plan of operations, it anticipates hiring up to 30 additional employees in the next 12 months.

We anticipate making no purchases or sales of plant and significant equipment in the coming year, apart from the possible addition of more servers to keep pace with future growth. We do not expect the costs of additional servers to be material.


Results of Operations

     Revenues for the three months ended September 30, 2001 include installation revenue of Rmb147,311 (US$18,071) and marketing fees received from Shenzhen Rayes Group Co., Ltd. ("Rays Group") of Rmb73,123 (US$8,970) compared to installation revenues of nil and marketing fees of Rmb79,185 for the three months ended September 30, 2000. The Company has entered into only a limited number of installation contracts, and revenue is recognized as project phases are completed and accepted by the customer. However, because there have been only a limited number of contracts, the Company's gross margin on installation revenue, which can vary between contracts based on negotiated price and materials installed (where lower margins are received), is not consistent between periods. For the three months ended September 30, 2001, the Company had a gross margin of approximately 26 percent based on costs of Rmb109,521 (US$13,435), whereas for the three months ended September 30, 2000, the Company did not derive any revenue from installation contracts. In addition, Construction Net and Education Net have contributed transaction fees of Rmb13,021 (US$1,597) and business services revenue of Rmb651 (US$80) respectively for the three months ended September 30, 2001. Both Construction Net and Education Net were launched during the year ended June 30, 2001, however, no significant revenues have been generated to date. For the three months ended September 30, 2001, the Company began to derive revenue from sales of design software in the amount of Rmb22,378 (US$2,745) with a gross profit of 53 percent.

     Marketing fees are related to the Joint Venture's share of 50 percent of the revenues generated from ISP services owned by a minority shareholder, Rayes Group, and computer hosting of web sites for customers. The Company has not yet generated significant revenues from these lines of business, but is devoting substantial resources to developing this business. To date, most ISP services are paid by a limited number of individual dial-up customers and internet games centers in Shanghai, as well as a limited number of companies whose web sites are hosted by The Company. The Company also designs web sites for companies, however, insignificant revenue has been generated from this activity to date. To the extent that the Company designs and hosts a customer's web sites, the related revenue from the design will generally be deferred and recognized over the hosting term of the contract or expected life of the customer, if longer.

     In connection with these services, the Company has an agreement with Rayes Group to reimburse Rayes Group for its actual transmission (i.e., telephone line) costs, provided that Rayes Group will pay all incremental costs related to expansion of the telecommunications facilities related to the ISP operations. These amounts totaled Rmb100,582 and Rmb234,511 (US$28,767) during the three months ended September 30, 2000 and September 30, 2001, respectively. The Joint Venture has no long-term commitments in connection with its telecommunication costs other than management fees payable to the Rayes Group for providing services.

     During the three months ended September 30, 2000 and September 30, 2001, Migration incurred Rmb142,030 and nil of research and development costs. These costs represent software development costs associated with the Company's development of its Education Net and Small and Medium Sized Enterprises web sites. The web sites are currently functioning and can be accessed, but no significant revenues have been generated to date.

     General and administrative costs include salaries, rent, travel and other overhead costs. For the three months ended September 30, 2000 and September 30, 2001, general and administrative costs totaled Rmb1,193,810 and Rmb2,217,378 (US$272,004), respectively. These costs are increasing as the Company continues to expand its business services.

     Amortization and depreciation expense for the three months ended September 30, 2000 and September 30, 2001 was Rmb1,708,797 and Rmb1,208,846 (US$148,288),
respectively. The decrease represents the impairment loss provision of intangibles for the fiscal year ended June 30, 2001.

     The Company has not recognized any future tax benefits resulting from its operating losses due to the uncertainty of future realization.

     Based on the minority shareholder's thirty percent interest in Shangyi, Rmb53,582 of losses is offset against the minority interest's capital contribution of Rmb446,581 for the three months ended September 30, 2000. No share of loss has been absorbed by Shangyi's minority interest holder for the three months ended September 30, 2001 as its initial capital contribution was fully absorbed.

     No share of loss has been absorbed by the Joint Venture's minority interest holder, Rayes Group, for the three months ended September 30, 2001 and September 30, 2000 as its initial capital contribution was fully absorbed.

     The above has resulted in net losses of Rmb3,012,452 and Rmb3,538,195 (US$434,027) for the three months ended September 30, 2000 and September 30, 2001 respectively. The Company expects to continue to incur losses until its services are more fully developed and accepted in China.

Liquidity And Capital Resources

     As of September 30, 2001 and June 30, 2001, the Company had negative and positive working capital of Rmb1,520,080 (US$186,468) and Rmb181,916, respectively. As of September 30, 2001, advances from the majority stockholder totaled Rmb43,119,987 (US$5,289,498). The Company's management believes the majority stockholder will continue to provide financial support to the Company, and the majority stockholder has signed a note agreement to provide up to US$8,000,000. Migration's ability to continue operations is currently dependent upon continued financial support from its majority stockholder. Also included in liabilities at September 30, 2001 and June 30, 2001 is Rmb1,427,672 (US$175,132) and Rmb1,504,412, respectively, incurred in connection with the purchase of office space and staff quarters in Wuhan, China.

     Cash used in operating activities for the three month period ended September 30, 2001 was Rmb2,354,290 (US$288,798) as compared with Rmb1,489,596 for the three months ended September 30, 2000. The cash used in operations was to fund operating losses of Rmb3,012,452 and Rmb3,538,195 (US$434,027), generally offset by non-cash expenses related to amortization and depreciation of Rmb1,708,797 and Rmb1,208,846 (US$148,288) for the three months ended September 30, 2000 and September 30, 2001, respectively.

     Cash flows from investing activities for the three months ended September 30, 2000 and September 30, 2001 was Rmb424,569 and Rmb348,248 (US$42,719),
respectively. For the three months ended September 30, 2000, after receiving regulatory approval, the purchase of a company developing a website (Construction Net) in which the Company has 70 percent interest, was completed. The total purchase price for this entity was Rmb 1,457,140 (or approximately US$ 176,000). A purchase deposit of Rmb1,020,000 (or approximately US$123,000) was advanced during the period ended June 30, 2000 and an additional net amount of Rmb 281,964 (or approximately US$ 34,000) was paid in July 2000. The predecessor entity was a development stage company and has not recognized any significant revenues from its web site development.

     Cash flows from financing activities have generally come from advances by the majority stockholder of the Company. During the three months ended September 30, 2000 and September 30, 2001, the majority stockholder has advanced Rmb1,622,021 and Rmb1,520,979 (US$186,577), respectively.

                           PART II. OTHER INFORMATION
                           --------------------------

Item 2. Changes in Securities and Use of Proceeds; Recent Sales Of Unregistered Securities

     In July 2001, the Corporation completed its self-underwritten initial public offering of common stock. The Corporation sold 1,655,000 shares of common stock in this offering at $.05 per share for total proceeds of $82,750. All net proceeds from this offering were used to pay costs associated with the offering. Approximately $146,000 of expenses were incurred that were directly related to the public offering. Costs in excess of the offering proceeds were expensed in operations as incurred. The offering expenses were primarily professional fees paid for attorneys and accountants. No payments for expenses were made to directors or officers of the Corporation or their affiliates, to other persons owning more than 10 percent of the Corporation's stock, or to affiliates of the Corporation.

     The public offering was undertaken pursuant to the Corporation's registration statement on Form SB-2 (SEC File Number 333-39208) that was declared effective by the SEC on February 8, 2001. The registration statement covered the sale of up to 2,000,000 shares of common stock by the Corporation and the resale of 1,250,000 shares of common stock by selling stockholders.

Item 5. Other Events

Recent Business Developments

     The Company is a provider of a wide range of Information Technology (IT) solutions to Small and Medium Size Enterprises (SMEs) in China. Its offerings include network engineering services, broadband Internet Service Provider (ISP) services, web hosting through its internet data center, business-to-business e-commerce and strategic business information.

     The Company continues to develop the following six business lines:

     1.   Business Solutions Provider

     Recently, the Company has been further developing its focus on providing a system of "Total IT Solutions" to small and medium sized enterprises, or SMEs.

     The Company initiated a new program to "bundle" its various products into useful and economical IT packages. These packages will give SMEs broadband connectivity to the internet, together with value-added services that range from web hosting to software applications to the ability to conduct e-commerce online.

     Initial sales of these new services began in late September 2001 in several price ranges to meet differing corporate needs. They are designed to suit Chinese enterprises ranging from start-up companies with simple connection and maintenance needs to more established firms requiring e-commerce applications and ISDN connectivity.

     The program was inaugurated during the quarter, and negotiations are still underway with some applications providers for the provision of software for Enterprise Resources Planning or Voice over VPN (Virtual Private Networks).

     The Company initially rolled out three bundled programs, with more currently being developed. The packages are sold as memberships. The Memberships combine an ISDN internet connection with other services such as web hosting, building a corporate website, installing the physical corporate network, onsite maintenance, e-commerce software and business information.

     The first membership packages ranged from Rmb 580 (US$69.90) to Rmb 980 (US$118) monthly. Paying members include two Shanghai companies, Yi Bo Electrical Technology Co., Ltd. and Vancouver Food Co., Ltd.

     The Company is working to expand its product offerings in the coming months to meet the needs of companies that are looking for more sophisticated applications, such as Enterprise Resource Planning (ERP) software.

     The Company is continuing negotiations with leading hardware and software developers to be a reseller of their software. The software companies range from Intuit Inc., developer of QuickBooks accounting software, to Multiactive Software Inc., the builder of popular Maximizer Customer Relationship Management
(CRM) software. To date, no agreements have been finalized with these companies.

     COL is also focused on improving its broadband connectivity offering, and is currently negotiating with major telecommunications providers to offer ADSL and wire networks as part of Fiber to the Building (FTTB) programs.

     2.   Network Engineering

     The Company has expanded its business to develop and install network systems for corporate and government offices. COL has technical teams in the cities of Shanghai and Wuhan to build and maintain these networks.

     COL is able to develop and install network systems, together with the related hardware and software applications. The technical department, which consists of information technology professionals, can design specialized software or personnel and financial administration systems for enterprises. It designs, installs and maintains office network systems.

     In Wuhan, during the quarter ended September 30, 2001, the Company signed a contract with Evergreen Secondary School for a broadband network for Rmb 1.6 million (US$ 192,770). The Company also completed a contract to build a network for East Lake School for Rmb 211,000 (US$25,420).

     The Company intends to pursue additional school contracts in the future due to its close partnership with the Wuhan Education Commission in one of the largest educational websites in China (www.whedu.com.cn). There is no assurance that any such contracts can be consummated. The website, developed by the Company, allows students to follow their courses online. The municipal government has decreed that all of Wuhan's 440 secondary schools and its 1,200 primary schools will have broadband connections by 2005. Most of those connections have yet to be installed.

     The Company expanded its network engineering business into Shanghai in late 2000. Business expanded during the September quarter, when the Company signed contracts for new network engineering projects. New clients during the quarter include Shanghai Railway Transportation, which contracted with COL to build an intranet for Rmb 50,944 (US$ 6,140) for its management office, Tokyo Precision Ltd., and Shanghai Yong Xin Machinery Technology Co., Ltd.

     The Company intends to build on this in Shanghai, where the municipal government plans to have all major buildings in the city center linked by fiber-optic cable by the end of 2002. By next year, Shanghai also aims to raise the number of internet users to 30 percent of the population, or four million people, a four-fold increase from 2000.

     3.   Web Hosting

     The Company increased its web hosting business in Shanghai during the past quarter. It has also carried out physical and technical improvements to its data center during the relevant quarter following a major expansion in its bandwidth capacity earlier this year.

     The Company has the ability to design sophisticated web sites and then to house them in its own data center. The Company offers packages that allow business owners to put their website on one of COL's servers, or house their servers in COL's data center. For example, the data center houses servers of the Shanghai Fire Protection Bureau as well as one of the University of Finance and Economy in Shanghai.

     The data center offers secure server storage with technical staff on duty 24 hours a day, seven days a week. During the last quarter, additional improvements were made to the center, which improved security and virus protection for the hosted servers.

     The data center is an important segment of the "Total IT Solutions" package being promoted by the Company, as the packages include a website that will be hosted in COL's data center. Companies that do not have their own technical staff can outsource their networking and web hosting requirements to COL.

     Examples of new web hosting clients during the quarter include a Shanghai electrical supplies company and a Shanghai technology company, which both began paying Rmb 9,600 (US$1,160) monthly for hosting services. COL also builds websites. One typical new client during the quarter was a Shanghai plastics company, which paid Rmb 20,000 (US$2,410) to have COL build its corporate website.

     As well, negotiations are currently underway regarding co-operation with a data center company in another Chinese city that could result in additional servers' being housed in COL's data center. No contacts were signed by the end of the quarter.

     4.   Internet Service Provider (ISP) services

     The China Online internet connections are offered through the ISP license provided by the joint venture's Chinese partner, the Rayes Group. The growth of this business had historically been limited by relatively low bandwidth, as private ISP operators had in recent years faced restrictions on bandwidth available from dominant China Telecom.

     With the gradual relaxation of regulatory controls and the proliferation of bandwidth in China over the past year, the bandwidth availability problem eased significantly starting in mid-2001, giving the Company far better growth opportunities. The Company now has a 100 mbps connection, up from just 1 mbps a year earlier, with additional capacity available.

     While COL's ISP had for years been a simple dial-up services, the Company has been moving to add higher-speed connections. Its new bundled IT packages include an ISDN (Integrated Services Digital Network) line for the ISP connection.

     The Company has also begun offering DDN (Digital Data Network) connections, which offer higher bandwidth and synchronous communications. They are useful for applications such as multimedia and high-speed internetworking. New customers contracted during the relevant quarter include a major advertising agency and an electrical company, which pays Rmb 9,800 (US$1,180) per month for the broadband connection.

     The Company is in negotiations to add additional broadband technologies to its lineup, including ADSL (Asymmetric Digital Subscriber Line) and FTTB (Fiber-to-the-Building). The purpose is to give COL the Company the latest technology and keep it competitive. No commitments have been entered into at this time.

     5.   Construction Net

     The joint venture is the majority shareholder of an online and offline platform for trading construction materials, known as Construction Net. The website is www.col173.com, which complements offline sales outlets being developed in six major cities in China.

     The Joint Venture holds this business through its 70 percent equity holdings in Shanghai Shangyi Science and Trade Information Consulting Co., Ltd. Shangyi owns and operates the www.col173.com website, which offers building materials for sale. Through a co-operation agreement with a Korean software developer, Shangyi has started to sell software for interior design modeling in China.

     In July, Shangyi reached agreement with the owners of five major construction materials markets in China to develop an integrated construction materials marketplace in some Chinese cities. If revenues in each marketplace reach levels set in the agreement, all parties will seek to create a publicly listed company in which Shangyi would hold a 25 percent stake.

     The first two marketplaces opened during the current quarter in two cities, Chengdu in Sichuan province and Changchun in Jilin province. The Chengdu market is focusing on selling wood in Sichuan, which has a population of 100 million people. The Changchun market is selling general construction materials in the large northeastern-Chinese city.

     Markets are due to open in early 2002 in Zhengzhou, in central Henan province, and Jingzhou, Hubei province, which is near the giant Three Gorges Dam project on the Yangtze River.

     Construction is currently underway on new markets in Hefei, Anhui province, and Changzhou, in Jiangsu province.

     6.   Online Education And Training

     The joint venture has created one of the largest educational websites in China called Education Net (www.whedu.com.cn). It is operating in the city of Wuhan where the students at the city's secondary schools are able to follow their classroom studies with additional material offered through the website.

     The municipal government has decreed that all of Wuhan's 440 secondary schools and its 1,200 primary schools will be linked to the system by a broadband connection by 2005.

     The website is currently being completed by a development team working in the joint venture's Wuhan office. They are working on course materials provided by about 25 leading local teachers.

     The site currently holds more than 10,000 pages of course materials. It carries lessons such as mathematics and science prepared by the teachers, together with sample local examinations.

     The joint venture currently is preparing access cards, which it will begin selling to the students. The access cards provide access to the internet and to www.whedu.com.cn and will be sold directly to the students. As the access cards are still being prepared, the joint venture has received no revenues from this business to date. The business is expected to be further developed in 2002 as the marketing campaign develops.

     Students will be charged Rmb 50 per month to connect to this service. The joint venture will receive 50 percent of the revenues from internet access fees through telephone modems and 50 percent of the revenues for internet access fees through cable modems.

Disclosure Regarding Forward-Looking Statements And Cautionary Statements

     Forward-Looking Statements

     This Quarterly Report on Form 10-QSB includes "forward-looking statements." All statements other than statements of historical fact included in this Quarterly Report, including without limitation under Part I, Item 2:
"Management's Discussion and Analysis of Financial Condition and Results of Operations" and Part II, Item 5: "Other Events", regarding the Company's financial position, business strategy, plans and objectives of the Company's management for future operations and capital expenditures, and other matters, other than historical facts, are forward-looking statements. Although the Company believes that the expectations reflected in such forward-looking statements and the assumptions upon which the forward-looking statements are based are reasonable, the Company can give no assurance that such expectations will prove to have been correct.

     Additional statements concerning important factors that could cause actual results to differ materially from the Company's expectations are disclosed in the "Cautionary Statements" section and elsewhere in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001 filed with the Securities and Exchange Commission. All written and oral forward-looking statements attributable to the Company or persons acting on the Company's behalf subsequent to the date of this Quarterly Report are expressly qualified in their entirety by those Cautionary Statements.

Item 6. Exhibits And Reports On Form 8-K

     (a)  Exhibits.
          ---------

          None.

     (b)  Reports on Form 8-K.
          --------------------

               On November 9, 2001, which was subsequent to the quarter ended September 30, 2001, the Company filed a Current Report on Form 8-K reporting the completion of the acquisition of Migration Developments Limited, which acquisition was consummated on September 24, 2001. On January 29, 2002, the Company filed an amendment to that Form 8-K which amendment included financial statements and pro forma financial information concerning the effect of the acquisition.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act Of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COL CHINA ONLINE INTERNATIONAL INC.


Date:  January 28, 2002                   By: /s/ Brian M. Power
                                          --------------------------------------
                                          Brian M. Power
                                          Chief Executive Officer