Form 10QSB
period 2001-12-31
COL CHINA ONLINE INTERNATIONAL INC
filed 2002-02-26
CIK 1114274

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               -------------------

                                  FORM 10 - QSB

                               -------------------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                For the quarterly period ended December 31, 2001.

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
Yes    X    No
    -------    --------

As of February 25, 2002, the Registrant had outstanding 50,155,000 shares of its common stock, par value $0.0005.

Transitional Small Business Disclosure Format (Check One):
Yes         No    X
    -------    -------

================================================================================

                       COL China Online International Inc.
                          (A Development Stage Company)

                                   FORM 10-QSB

                                December 31, 2001

                                Table of Contents

                                                                        Page No.

                          PART I. FINANCIAL INFORMATION
                          -----------------------------



Item 1    Financial Statements:

          Condensed Consolidated Balance Sheets as of December 31, 2001
            (unaudited) and June 30, 2001                                   1


          Condensed Consolidated Statements of Operations for the
            three and six months ended December 31, 2001 and 2000
            (unaudited)                                                     2


          Condensed Consolidated Statements of Cash Flows for the six
            months ended December 31, 2001 and 2000 (unaudited)             4

          Notes to Condensed Consolidated Financial Statements              5

Item 2    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                       9


                           PART II. OTHER INFORMATION
                           --------------------------


Item 6    Exhibits and Reports on Form 8-K                                 13


                                       PART I FINANCIAL INFORMATION

Item 1   Financial Statements

                                    COL CHINA ONLINE INTERNATIONAL INC.
                                   CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                  JUNE 30, 2001  DECEMBER 31, 2001 (unaudited)
                                                                  -------------  -----------------------------
                                                                      (Rmb)          (Rmb)          (US$)
                      Assets                                                                 (Illustrative Only)
                      ------
CURRENT ASSETS:
    Cash                                                             1,858,434        381,947         46,836
    Accounts receivable, with no allowance for doubtful accounts       231,487        145,487         17,840
    Inventories                                                         45,000         28,500          3,495
    Prepaid expense and other receivables                              184,779        236,340         28,980
    Costs and estimated earnings in excess of billings on
         uncompleted contracts                                            --          356,664         43,736
    Due from minority stockholders                                     136,967        358,898         44,010
                                                                   -----------    -----------    -----------

             Total current assets                                    2,456,667      1,507,836        184,897

PROPERTY, OFFICE SPACE AND EQUIPMENT, net of accumulated
    depreciation of Rmb9,745,641 and Rmb12,172,703
    (US$1,492,667), respectively                                     9,847,085      7,860,658        963,906

OTHER ASSETS:
    Intangibles, net of accumulated amortization and impairment
         of Rmb10,000,000 (US$1,226,242)                                  --             --             --
    Goodwill, net of accumulated amortization and impairment of
         Rmb1,159,920 (US$142,234)                                        --             --             --
                                                                   -----------    -----------    -----------

             Total other assets                                           --             --             --
                                                                   -----------    -----------    -----------

TOTAL ASSETS                                                        12,303,752      9,368,494      1,148,803
                                                                   ===========    ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

CURRENT LIABILITIES:
    Current portion of mortgage loans payable                          313,271        321,807         39,461
    Accounts payable and accrued expenses                            1,699,522      2,148,333        263,438
    Billings in excess of costs and estimated earnings on
         uncompleted contracts                                          86,265           --             --
    Taxes payable                                                      175,693        231,188         28,349
                                                                   -----------    -----------    -----------

             Total current liabilities                               2,274,751      2,701,328        331,248

NOTES PAYABLE:
    Majority Stockholder                                            39,585,464     46,428,274      5,693,228
    Mortgage loans payable - net of current portion                  1,191,141      1,028,080        126,067
                                                                   -----------    -----------    -----------

             Total notes payable                                    40,776,605     47,456,354      5,819,295

MINORITY INTEREST IN SUBSIDIARIES                                         --             --             --

STOCKHOLDERS' DEFICIENCY:
    Preferred stock, US$0.001 par value, 5,000,000 shares
         authorized, none outstanding                                     --             --             --
    Common stock, US$0.001 par value, 100,000,000 shares
         authorized, 40,200,000 and 50,155,000 shares
         issued and outstanding, respectively                          327,710        408,864         50,155
    Additional paid-in capital                                          79,890      1,214,118        148,880
    Accumulated deficit                                            (31,161,454)   (42,417,531)    (5,201,432)
    Accumulated other comprehensive income                               6,250          5,361            657
                                                                   -----------    -----------    -----------

             Total stockholders' deficiency                        (30,747,604)   (40,789,188)    (5,001,740)
                                                                   -----------    -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      12,303,752      9,368,494      1,148,803
                                                                   ===========    ===========    ===========


               See accompanying notes to these condensed consolidated financial statements



                          COL CHINA ONLINE INTERNATIONAL INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                  FOR THE THREE MONTHS ENDED
                                          --------------------------------------------
                                          DECEMBER 31, 2000      DECEMBER 31, 2001
                                          ----------------- --------------------------
                                                (Rmb)           (Rmb)         (US$)
                                                                       (Illustrative Only)

NET REVENUES:
    Computer network installations                (3,268)     1,008,095        123,617
    Transaction fee                                 --              142             17
    Business services revenue                       --            6,679            819
    Sale of software                                --           10,803          1,325
    Marketing fees, minority stockholder          96,384         93,050         11,410
                                             -----------    -----------    -----------

         Total revenues                           93,116      1,118,769        137,188

COST OF SALES:
    Computer network installations                 1,616        680,007         83,385
    Transaction costs                               --              377             46
    Business services costs                         --           53,243          6,529
    Cost of software sold                           --            6,000            736
    Communication costs                          116,450        274,711         33,686
                                             -----------    -----------    -----------

                                                 118,066      1,014,338        124,382
                                             -----------    -----------    -----------

    Gross Margin                                 (24,950)       104,431         12,806

OPERATING EXPENSES:
    General and administrative                 1,400,848      2,974,087        364,713
    Amortization and depreciation              1,701,934      1,218,216        149,383
                                             -----------    -----------    -----------

         Total operating expenses              3,102,782      4,192,303        514,096
                                             -----------    -----------    -----------

OPERATING LOSS                                (3,127,732)    (4,087,872)      (501,290)

    Other income                                  14,546           --
                                             -----------    -----------    -----------

LOSS BEFORE MINORITY INTEREST                 (3,113,186)    (4,087,872)      (501,290)

    Minority interest                             53,599           --
                                             -----------    -----------    -----------

NET LOSS                                      (3,059,587)    (4,087,872)      (501,290)
                                             ===========    ===========    ===========

BASIC AND FULLY DILUTED NET LOSS PER SHARE         (0.08)         (0.08)         (0.01)
                                             ===========    ===========    ===========

WEIGHTED AVERAGE COMMON SHARES                40,200,000     50,155,000     50,155,000
                                             ===========    ===========    ===========


     See accompanying notes to these condensed consolidated financial statements



                          COL CHINA ONLINE INTERNATIONAL INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                    FOR THE SIX MONTHS ENDED
                                          --------------------------------------------
                                          DECEMBER 31, 2000      DECEMBER 31, 2001
                                          ----------------- --------------------------
                                                (Rmb)          (Rmb)          (US$)
                                                                       (Illustrative Only)

NET REVENUES:
    Computer network installations                (3,268)     1,155,406        141,681
    Transaction fee                                 --           13,163          1,614
    Business services revenue                       --            7,330            899
    Sale of software                                --           33,181          4,069
    Marketing fees, minority stockholder         175,569        166,173         20,377
                                             -----------    -----------    -----------

         Total revenues                          172,301      1,375,253        168,640

COST OF SALES:
    Computer network installations                 1,616        789,528         96,815
    Transaction costs                               --           11,677          1,432
    Business services costs                         --           57,683          7,073
    Cost of software sold                           --           16,500          2,023
    Communication costs                          217,032        509,222         62,443
                                             -----------    -----------    -----------

                                                 218,648      1,384,610        169,786
                                             -----------    -----------    -----------

    Gross Margin                                 (46,347)        (9,357)        (1,146)

OPERATING EXPENSES:
    Research and development                     142,030           --             --
    General and administrative                 2,594,658      5,189,648        636,376
    Amortization and depreciation              3,410,731      2,427,062        297,617
                                             -----------    -----------    -----------

         Total operating expenses              6,147,419      7,616,710        933,993
                                             -----------    -----------    -----------

OPERATING LOSS                                (6,193,766)    (7,626,067)      (935,139)

    Other income                                  14,546           --             --
                                             -----------    -----------    -----------

LOSS BEFORE MINORITY INTEREST                 (6,179,220)    (7,626,067)      (935,139)

    Minority interest                            107,181           --             --
                                             -----------    -----------    -----------

NET LOSS                                      (6,072,039)    (7,626,067)      (935,139)
                                             ===========    ===========    ===========

BASIC AND FULLY DILUTED NET LOSS PER SHARE         (0.15)         (0.17)         (0.02)
                                             ===========    ===========    ===========

WEIGHTED AVERAGE COMMON SHARES                40,200,000     46,175,407     46,175,407
                                             ===========    ===========    ===========


     See accompanying notes to these condensed consolidated financial statements



                                      COL CHINA ONLINE INTERNATIONAL INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                      FOR THE SIX MONTHS ENDED
                                                        -----------------------------------------------------
                                                        DECEMBER 31, 2000             DECEMBER 31, 2001
                                                        -----------------      ------------------------------
                                                              (Rmb)              (Rmb)                 (US$)
CASH FLOWS FROM OPERATING ACTIVITIES:                                                           (Illustrative Only)
     Net loss                                              (6,072,039)         (7,626,067)           (935,139)
     Adjustments to reconcile net loss to net cash used
      in operating activities:
         Minority interest                                   (107,181)               --                  --
         Amortization and depreciation                      3,410,731           2,427,062             297,617
         Change in operating assets and liabilities:
           Decrease (increase) in:
              Accounts receivables                             98,181              86,000              10,545
              Other assets                                    (69,216)           (209,152)            (25,647)
              Inventories                                        --                16,500               2,023
           Increase (decrease) in:
              Accounts payable and accrued expenses           (13,791)           (214,653)            (26,322)
              Taxes payable                                   (19,403)             55,495               6,805
              Billings in excess of costs and estimated
               earnings on uncompleted contracts                 --               (86,265)            (10,578)
                                                           ----------          ----------          ----------

         Net cash used in operating activities             (2,772,718)         (5,551,080)           (680,696)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment                                   (243,210)           (440,636)            (54,033)
     Purchase of Construction Net                            (281,964)               --                  --
     Net cash acquired in acquisition of COL
        International under reverse acquisition                  --                63,308               7,763
                                                           ----------          ----------          ----------

         Net cash used in investing activities               (525,174)           (377,328)            (46,270)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Mortgage loans repayments                                (20,198)           (154,525)            (18,949)
     Advances from Majority Stockholder                     2,688,779           4,829,266             592,185
     Minority stockholders interest and advance               548,080            (221,931)            (27,214)
                                                           ----------          ----------          ----------

         Net cash provided by financing activities          3,216,661           4,452,810             546,022
                                                           ----------          ----------          ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                          --                  (889)               (109)
                                                           ----------          ----------          ----------

NET DECREASE IN CASH                                          (81,231)         (1,476,487)           (181,053)
                                                           ----------          ----------          ----------

CASH, beginning of period                                     661,002           1,858,434             227,889
                                                           ----------          ----------          ----------

CASH, end of period                                           579,771             381,947              46,836
                                                           ==========          ==========          ==========

CASH PAID FOR INTEREST                                          6,349              29,738               3,647
                                                           ==========          ==========          ==========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Issuance of common stock for acquisition of
      subsidiaries                                               --                67,662               8,300
                                                           ==========          ==========          ==========


                See accompanying notes to these condensed consolidated financial statements

                                                      4

                       COL CHINA ONLINE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Summary of Business
     -------------------

     Nature of Operations - COL China Online International Inc. (COL International or the "Company") was incorporated as a Delaware corporation on February 22, 2000 for the purpose of acquiring Migration Developments Limited ("Migration") and raising equity capital. Prior to the acquisition of Migration, COL International was considered to be in the development stage, due to its limited operations and lack of revenues.

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

     Migration is a British Virgin Islands (BVI) corporation incorporated on May 18, 1998. It has two subsidiaries, Shanghai Knowledge & Communications Co., Ltd. (formerly Shenzhen Rayes Electronic Systems Co., Ltd.) ("Joint Venture") and Shanghai Shangyi Science and Trade Information Consulting Co., Ltd. ("Shangyi"), in which it has 90% and 70% equity interests, respectively. The Joint Venture and Shangyi are sino-foreign equity joint ventures in the People's Republic of China (PRC). Most of the operations of Migration are through the Joint Venture, which did not commence substantive operations until the Spring of 1999. The acquisitions of Joint Venture and Shangyi had been accounted for as purchases by Migration.

     Migration has been providing marketing and technical services for an Internet Service Provider (ISP) and value added services generally related to the installation of computer network systems (i.e., Local Area Networks or LANs) in the PRC.

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

                       COL CHINA ONLINE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2.   Basis of Presentation
     ---------------------

     The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements have been prepared on the same basis as the annual financial statements except for certain accounting policies used by Migration as detailed in the Form 10-QSB for the quarter ended September 30, 2001. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001 and Current Report on Form 8-K, and amendment, concerning the acquisition of Migration on September 24, 2001. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company as of December 31, 2001 and the results of its operations and cash flows for the quarter and six-month periods then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

     For financial reporting purposes, the acquisition of Migration by the Company on September 24, 2001 has been treated as a reverse acquisition. Migration is the continuing entity for financial reporting and the acquisition of COL International is considered a recapitalization and restructuring of Migration. On this basis, the historical financial statements prior to September 24, 2001 represent the financial statements of Migration. The historical shareholders' equity accounts of the Company have been retroactively restated to reflect the issuance of 40,200,000 shares of common stock since inception of Migration and the issuance of 9,955,000 shares of stock upon the merger with COL International.

     The amounts included in the financial statements are presented in Renminbi ("Rmb"), which is COL International's functional currency, unless otherwise indicated as US dollars, because COL International's operations are primarily located in the PRC. For illustrative purposes, the condensed consolidated balance sheet as of December 31, 2001, condensed consolidated statements of operations for the three months and six months ended December 31, 2001, respectively, and condensed consolidated statement of cash flows for the six months ended December 31, 2001 have been translated into US dollars at approximately 8.155 Rmb to the dollar, which was the exchange rate at December 31, 2001.


3.   Recent Accounting Pronouncements
     --------------------------------

     In June 2001, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141 "Business Combinations" and No. 142 "Goodwill and Other Intangible Assets". SFAS No. 141 requires all business combinations initiated after June 30, 2001 to be accounted for under the purchase method. For all business combinations for which the date of acquisition is after June 30, 2001, SFAS No. 141 also establishes specific criteria for the recognition of intangible assets separately from goodwill and requires unallocated negative goodwill to be written off immediately as an extraordinary gain, rather than deferred and amortized. SFAS No. 142 changes the accounting for goodwill and other intangible assets after an acquisition. The most significant changes made by SFAS No. 142 are: (1) goodwill and intangible assets with indefinite lives will no longer be amortized; (2) goodwill and intangible assets with indefinite lives must be tested for impairment at least annually; and (3) the amortization period for intangible assets with finite lives will no longer be limited to forty years. At this time, the Company does not believe that the adoption of either of these statements will have a material effect on its financial position, results of operations, or cash flows.

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


4.   Comprehensive Income
     --------------------

     The Company accounts for comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined therein, refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. Accumulated other comprehensive income for the quarter and six months period ended December 31, 2001, respectively, represented foreign currency translation adjustments.


5.   Net Loss Per Share
     ------------------

     Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding.

     Pursuant to the Company's 2000 Stock Option Plan, options may be granted to purchase an aggregate of 4,000,000 shares of common stock to key employees and other persons who have or are contributing to the Company's success. As of December 31, 2001, no options had been granted under the 2000 plan.

                       COL CHINA ONLINE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


6.   Accumulated Deficit
     -------------------

     The acquisition of Migration by COL International on September 24, 2001 had been treated as a reverse acquisition. As a result, accumulated deficit prior to the acquisition should reflect that of Migration only. However, no goodwill was recorded on this acquisition as COL International had limited operations and was formed for the sole purpose of merging with Migration and raising limited funding prior to the acquisition. Therefore, accumulated deficit of COL International of RMB3,630,010 (US$445,127) at the date of acquisition has also been recorded in the accumulated deficit of the Company.


7.   Legal Proceedings
     -----------------

     On July 27, 2000, ChinaOnline Inc., a provider of business news and information regarding China in the United States, sent the Company a letter claiming that the Company's use of the CHINAONLINE mark constitutes an infringement and dilution of the trademark rights of ChinaOnline Inc. in its CHINAONLINE trademark, which they claimed had been registered in the United States. ChinaOnline Inc. demanded that the Company cease and desist all use of the CHINAONLINE mark, including as a company name. On August 21, 2000, ChinaOnline Inc. sent a second letter stating that it will take appropriate action in the event that we fail to cease and desist all use of the CHINAONLINE mark. The Company has responded to these claims by stating that, under relevant legal principles, the use of the name "COL China Online International Inc." does not infringe on, dilute or otherwise injure any trademark rights of the claimant.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


This document contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. When used in this document, the words "expects", "anticipates", "intends" and "plans" and similar expressions are intended to identify certain of these forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. The Company's actual results could differ materially from those discussed in this document. Factors that could cause or contribute to such difference include those discussed below and in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001.


Overview

COL International was incorporated for the purpose of acquiring Migration and raising equity capital. Prior to the acquisition of Migration on September 24, 2001, COL International was considered to be in the development stage, due to its limited operations and lack of revenues.

Initial Public Offering - In July 2001, the Company completed its initial public offering of common stock. The Company issued 1,655,000 shares of common stock in this offering at US$0.05 per share (approximately US$83,000). All net proceeds from this offering were used to pay costs associated with the offering.

Going concern - The ability of COL International to continue operations as a going concern is dependent upon the continued support from Honview International Limited ("Honview"), a former shareholder of Migration, which is now a major stockholder of COL International, until such time as, when or if, the combined entity of COL International and Migration achieve profitable operations and/or additional funds are raised in future private and public offerings.

Acquisition - COL International was formed for the purpose of acquiring and conducting the engineering services and the internet related business of Migration. In September 2001, the acquisition of Migration by the Company through the exchange of the Company's shares was completed. In this transaction, the Company acquired all the outstanding shares of common stock of Migration in exchange for 40.2 million shares of the Company's common stock. As a result of the acquisition, Migration became a wholly owned subsidiary of COL International. However, for accounting purposes, this transaction is treated as a reverse acquisition, whereby Migration is considered as an acquirer. No goodwill is recorded in the merger. The condensed consolidated financial statements of the Company reflected the operations of Migration prior to the merger and the combined entity after the merger.

Migration is a British Virgin Islands (BVI) corporation incorporated on May 18, 1998. Migration has been providing marketing and technical services for an Internet Service Provider (ISP) and value added services generally related to the installation of computer network system (i.e. Local Area Networks or LANs) in the PRC. Migration is also developing proprietary websites in which it markets services and products of other companies and receives subscriber and/or transactional fees for its services. Migration designs websites and provides hosting services to other companies.

Plan of operations - During the next 12 months, COL International intends to pursue the following:

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

     o marketing on-line education and training programs in China through its Education Net website (www.whedu.com.cn).

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


Results of Operations

Revenues for the three months ended December 31, 2001 include installation revenue of Rmb1,008,095 (US$123,617) and marketing fees received from Shenzhen Rayes Group Co., Ltd. ("Rayes Group") of Rmb93,050 (US$11,410) compared to installation revenues of Rmb(3,268) and marketing fees of Rmb96,384 for the three months ended December 31, 2000. Installation revenue and marketing fees received from Rayes Group for the six months ended December 31, 2001 was Rmb1,155,406 (US$141,681) and Rmb166,173 (US$20,377), respectively, compared to
Rmb(3,268) and Rmb175,569, respectively, for the six months ended December 31, 2000. The Company has entered into only a limited number of installation contracts, and revenue is recognized as project phases are completed and accepted by the customer. However, because there have been only a limited number of contracts, the Company's gross margin on installation revenue, which can vary between contracts based on negotiated price and materials installed (where lower margins are received), is not consistent between periods. For the three months ended December 31, 2001, the Company had a gross margin of approximately 33 percent based on costs of Rmb680,007 (US$83,385), whereas for the three months ended December 31, 2000, the Company had a negative gross margin. For the six months ended December 31, 2001, the Company had a gross margin of approximately

55 percent based on costs of Rmb789,528 (US$96,815), whereas for the six months ended December 31, 2000, the Company had a negative gross margin. Negative installation revenue derived for the three months and six months ended December 31, 2000 because of cancellation of a contract previously recognized as revenue in the year ended June 30, 1999. In addition, Construction Net and Education Net have contributed transaction fee revenue of Rmb142 (US$17) and business services revenue of Rmb6,679 (US$819), respectively, for the three months ended December 31, 2001, compared to Rmb13,163 (US$1,614) and Rmb7,330 (US$899), respectively, for the six months ended December 31, 2001. Both Construction Net and Education Net were launched during the year ended June 30, 2001, however, no significant revenues have been generated to date. The Company began to derive revenue from sales of design software amounting to Rmb10,803 (US$1,325) with a gross profit of 44 percent and Rmb33,187 (US$4,069) with a gross profit of 50 percent for the three months and six months ended December 31, 2001, respectively.

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

In connection with these services, the Company has an agreement with Rayes Group to reimburse Rayes Group for its actual transmission (i.e., telephone line) costs, provided that Rayes Group will pay all incremental costs related to expansion of the telecommunications facilities related to the ISP operations. These amounts totaled Rmb116,450 and Rmb274,711 (US$33,686) during the three months ended December 31, 2000 and December 31, 2001, respectively, compared to Rmb217,032 and Rmb509,222 (US$62,443) during the six months ended December 31, 2000 and 2001, respectively. The Joint Venture has no long-term commitments in connection with its telecommunication costs other than management fees payable to the Rayes Group for providing services.

During the three months ended December 31, 2000 and December 31, 2001, the Company did not incur any research and development costs. The Company incurred Rmb142,030 and nil of research and development costs for the six months ended December 31, 2000 and 2001, respectively. These costs represent software development costs associated with the Company's development of its Education Net and Small and Medium Sized Enterprises web sites. The web sites are currently functioning and can be accessed, but no significant revenues have been generated to date.

General and administrative costs include salaries, rent, travel and other overhead costs. For the three months ended December 31, 2000 and December 31, 2001, general and administrative costs totaled Rmb1,400,848 and Rmb2,974,087 (US$364,713), respectively. For the six months ended December 31, 2000 and December 31, 2001, general and administrative costs totaled Rmb2,594,658 and Rmb5,189,648 (US$636,376), respectively. These costs are increasing as the Company continues to expand its business services.

Amortization and depreciation expense for the three months ended December 31, 2000 and December 31, 2001 was Rmb1,701,934 and Rmb1,218,216 (US$149,383),
respectively, compared to Rmb3,410,731 and Rmb2,427,062 (US$297,617) for the six months ended December 31, 2000 and December 31, 2001, respectively. The decrease represents the impairment loss provision of intangibles which accrued in the fourth quarter of the fiscal year ended June 30, 2001.

The Company has not recognized any future tax benefits resulting from its operating losses due to the uncertainty of future realization.

Based on the minority shareholder's 30 percent interest in Shangyi, Rmb53,599 and Rmb107,181 of losses is offset against the minority interest's capital contribution of Rmb446,581 for the three months ended December 31, 2000 and for the six months ended December 31, 2000, respectively. No share of loss has been absorbed by Shangyi's minority interest holder for the three months ended December 31, 2001 and for the six months ended December 31, 2001 as its initial capital contribution was fully absorbed.

The above has resulted in net losses of Rmb3,059,587 and Rmb4,087,872 (US$501,290) for the three months ended December 31, 2000 and December 31, 2001, respectively, compared to Rmb6,072,039 and Rmb7,626,067 (US$935,139) for the six months ended December 31, 2000 and December 31, 2001, respectively. The Company expects to continue to incur losses until its services are more fully developed and accepted in China.


Liquidity and Capital Resources

As of December 31, 2001 and June 30, 2001, the Company had a negative and positive working capital of Rmb1,193,492 (US$146,351) and Rmb181,916, respectively. As of December 31, 2001, advances from the majority stockholder totaled Rmb46,428,274 (US$5,693,228). The Company's management believes the majority stockholder will continue to provide financial support to the Company, and the majority stockholder has signed a note agreement to provide up to US$8,000,000. The Company's ability to continue operations is currently dependent upon continued financial support from its majority stockholder. Also included in liabilities at December 31, 2001 and June 30, 2001 is Rmb1,349,887 (US$165,528) and Rmb1,504,412, respectively, incurred in connection with the purchase of office space and staff quarters in Wuhan, China.

Cash used in operating activities for the six months period ended December 31, 2001 was Rmb5,551,080 (US$680,696) as compared with Rmb2,772,718 for the six months ended December 31, 2000. The cash used in operations was to fund operating losses of Rmb6,072,039 and Rmb7,626,067 (US$935,139), generally offset by non-cash expenses related to amortization and depreciation of Rmb3,410,731 and Rmb2,427,062 (US$297,617) for the six months ended December 31, 2000 and December 31, 2001, respectively.

Cash flows used in investing activities for the six months ended December 31, 2000 and December 31, 2001 was Rmb525,174 and Rmb377,328 (US$46,270),
respectively. For the six months ended December 31, 2000, after receiving regulatory approval, the purchase of a company developing a website (Construction Net) in which the Company has 70 percent interest, was completed. The total purchase price for this entity was Rmb 1,457,140 (or approximately US$179,000). A purchase deposit of Rmb1,020,000 (or approximately US$125,000) was advanced during the period ended June 30, 2000 and an additional net amount of Rmb 281,964 (or approximately US$35,000) was paid in July 2000. The predecessor entity was a development stage company and has not recognized any significant revenues from its web site development.

Cash flows from financing activities have generally come from advances by the majority stockholder of the Company. During the six months ended December 31, 2000 and December 31, 2001, the majority stockholder has advanced Rmb2,688,779 and Rmb4,829,266 (US$592,185), respectively.

Item 6. Exhibits And Reports On Form 8-K

     (a)  Exhibits.
          ---------

          None.

     (b)  Reports on Form 8-K.
          --------------------

          On November 9, 2001, the Company filed a Current Report on Form 8-K reporting the completion of the acquisition of Migration Developments Limited, which acquisition was consummated on September 24, 2001. On January 29, 2002, the Company filed an amendment to that Form 8-K, which amendment included financial statements and pro forma financial information concerning the effect of the acquisition.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act Of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         COL CHINA ONLINE INTERNATIONAL INC.


Date:  February 25, 2002                 By: /s/ Brian M. Power
                                         ---------------------------------------
                                         Brian M. Power
                                         Chief Executive Officer