Form 10QSB
period 2002-03-31
COL CHINA ONLINE INTERNATIONAL INC
filed 2002-05-15
CIK 1114274

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------
                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                               ------------------

                                  FORM 10 - QSB
                               ------------------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                  For the quarterly period ended March 31, 2002

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

                       3176 South Peoria Court, Suite 100
                             Aurora, Colorado, 80014
                             -----------------------
           (Address of principal executive offices including zip code)

                                 (303) 695-8530
                                 --------------
          (Small Business Issuer telephone number, including area code)

                             3177 South Parker Road
                             Aurora, Colorado, 80014
                             -----------------------
          (Former Name or Former Address, if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X    No
    -------    --------

As of May 13, 2002, the Registrant had outstanding 50,155,000 shares of its common stock, par value $0.0005.

Transitional Small Business Disclosure Format (Check One):
Yes           No    X
    -------       -------

--------------------------------------------------------------------------------

                       COL China Online International Inc.
                          (A Development Stage Company)

                                   FORM 10-QSB

                                 March 31, 2002

                                Table of Contents

                                                                        Page No.
PART I.  FINANCIAL INFORMATION



Item 1   Financial Statements:
         Condensed Consolidated Balance Sheets
          as of March 31, 2002 (unaudited) and June 30, 2001                1

         Condensed Consolidated Statements of Operations
           for the three and nine months ended  March 31, 2002
           and 2001 (unaudited)                                             2
         Condensed Consolidated Statements of Cash Flows for
           the nine months ended March 31, 2002 and 2001 (unaudited)        4
         Notes to Condensed Consolidated Financial Statements               5
Item 2   Management's Discussion and Analysis of Financial
          Condition and Results of Operations                               9


PART II.  OTHER INFORMATION

Item 5   Other Information                                                 14
Item 6   Exhibits and Reports on Form 8-K                                  14


                                              PART I FINANCIAL INFORMATION

Item 1.   Financial Statements

                                           COL CHINA ONLINE INTERNATIONAL INC.
                                         CONDENSED CONSOLIDATED BALANCE SHEETS

                                                                      JUNE 30, 2001           MARCH 31, 2002 (unaudited)
                                                                      -------------           -----------------------------
                                                                          (Rmb)               (Rmb)              (US$)
                            Assets                                                                       (Illustrative Only)
                            ------
CURRENT ASSETS:
    Cash                                                                1,858,434            938,716            113,270
    Accounts receivable, with no allowance for doubtful
         accounts                                                         231,487             81,645              9,852
    Inventories                                                            45,000             28,500              3,439
    Prepaid expense and other receivables                                 184,779            765,320             92,348
    Costs and estimated earnings in excess of billings on
         uncompleted contracts                                               --              335,161             40,442
    Due from minority stockholders                                        136,967            384,869             46,440
                                                                      -----------        -----------        -----------
             Total current assets                                       2,456,667          2,534,211            305,791

PROPERTY, OFFICE SPACE AND EQUIPMENT, net of accumulated
    depreciation of Rmb9,745,641 and Rmb12,564,707
    (US$1,516,122), respectively                                        9,847,085          6,707,645            809,379

OTHER ASSETS:
    Intangibles, net of accumulated amortization and
         impairment of Rmb10,000,000 (US$1,206,651)                          --                 --                 --
    Goodwill, net of accumulated amortization and impairment
         of Rmb1,159,920 (US$139,962)                                        --                 --                 --
                                                                      -----------        -----------        -----------

             Total other assets                                              --                 --                 --
                                                                      -----------        -----------        -----------

TOTAL ASSETS                                                           12,303,752          9,241,856          1,115,170
                                                                      ===========        ===========        ===========
LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------
CURRENT LIABILITIES:
    Current portion of mortgage loans payable                             313,271            326,144             39,354
    Accounts payable and accrued expenses                               1,699,522          2,255,746            272,190
    Billings in excess of costs and estimated earnings on
         uncompleted contracts                                             86,265               --                 --
    Taxes payable                                                         175,693            249,199             30,070
                                                                      -----------        -----------        -----------
             Total current liabilities                                  2,274,751          2,831,089            341,614

NOTES PAYABLE:
    Majority Stockholder                                               39,585,464         50,097,637          6,045,037
    Mortgage loans payable - net of current portion                     1,191,141            944,903            114,017
                                                                      -----------        -----------        -----------

             Total notes payable                                       40,776,605         51,042,540          6,159,054

MINORITY INTEREST IN SUBSIDIARIES                                            --                 --                 --

STOCKHOLDERS' DEFICIENCY:
    Preferred stock, US$0.001 par value, 5,000,000 shares
         authorized, none outstanding                                        --                 --                 --
    Common stock, US$0.001 par value, 100,000,000 shares
         authorized, 40,200,000 and 50,155,000 shares
         issued and outstanding, respectively                             327,710            408,864             50,155
    Additional paid-in capital                                             79,890          1,214,118            146,502
    Accumulated deficit                                               (31,161,454)       (46,198,797)        (5,575,403)
    Accumulated other comprehensive income (loss)                           6,250            (55,958)            (6,752)
                                                                      -----------        -----------        -----------
             Total stockholders' deficiency                           (30,747,604)       (44,631,773)        (5,385,498)
                                                                      -----------        -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                         12,303,752          9,241,856          1,115,170
                                                                      ===========        ===========        ===========

                     See accompanying notes to these condensed consolidated financial statements




                                 COL CHINA ONLINE INTERNATIONAL INC.
                     CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                 FOR THE THREE MONTHS ENDED
                                                   ------------------------------------------------------
                                                   MARCH 31, 2001                            MARCH 31, 2002
                                                   --------------         ---------------------------------
                                                       (Rmb)                  (Rmb)                   (US$)
                                                                                        (Illustrative Only)

NET REVENUES:
    Computer network installations                     232,774                216,296                 26,099
    Transaction fee                                      9,919                  2,564                    309
    Business services revenue                             --                      647                     78
    Sale of software                                      --                     --                     --
    Marketing fees, minority stockholder                53,459                102,834                 12,409
                                                   -----------            -----------            -----------

         Total revenues                                296,152                322,341                 38,895

COST OF SALES:
    Computer network installations                     202,313                184,007                 22,203
    Transaction costs                                     --                     --                     --
    Business services costs                              9,669                    284                     34
    Cost of software sold                                 --                     --                     --
    Communication costs                                345,460                244,600                 29,515
                                                   -----------            -----------            -----------

                                                       557,442                428,891                 51,752
                                                   -----------            -----------            -----------

    Gross Margin                                      (261,290)              (106,550)               (12,857)

OPERATING EXPENSES:
    General and administrative                       1,429,018              2,602,712                314,057
    Amortization and depreciation                    1,703,721              1,072,004                129,354
                                                   -----------            -----------            -----------

         Total operating expenses                    3,132,739              3,674,716                443,411
                                                   -----------            -----------            -----------

LOSS BEFORE MINORITY INTEREST                       (3,394,029)            (3,781,266)              (456,268)

    Minority interest                                   58,106                   --                     --
                                                   -----------            -----------            -----------

NET LOSS                                            (3,335,923)            (3,781,266)              (456,268)
                                                   ===========            ===========            ===========

BASIC AND FULLY DILUTED NET LOSS PER SHARE               (0.08)                 (0.08)                 (0.01)
                                                   ===========            ===========            ===========

WEIGHTED AVERAGE COMMON SHARES                      40,200,000             50,155,000             50,155,000
                                                   ===========            ===========            ===========

                  See accompanying notes to these condensed consolidated financial statements


                                        COL CHINA ONLINE INTERNATIONAL INC.
                            CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                     FOR THE NINE MONTHS ENDED
                                                     ----------------------------------------------------------
                                                     MARCH 31, 2001                              MARCH 31, 2002
                                                     --------------           ---------------------------------
                                                              (Rmb)               (Rmb)                   (US$)
                                                                                            (Illustrative Only)

NET REVENUES:
    Computer network installations                       229,506              1,371,702                165,517
    Transaction fee                                        9,919                 15,727                  1,898
    Business services revenue                               --                    7,977                    963
    Sale of software                                        --                   33,181                  4,004
    Marketing fees, minority stockholder                 229,028                269,007                 32,460
                                                     -----------            -----------            -----------

         Total revenues                                  468,453              1,697,594                204,842

COST OF SALES:
    Computer network installations                       203,929                973,535                117,472
    Transaction costs                                       --                   11,677                  1,409
    Business services costs                                9,669                 57,967                  6,995
    Cost of software sold                                   --                   16,500                  1,991
    Communication costs                                  562,492                753,822                 90,960
                                                     -----------            -----------            -----------

                                                         776,090              1,813,501                218,827
                                                     -----------            -----------            -----------

    Gross Margin                                        (307,637)              (115,907)               (13,985)

OPERATING EXPENSES:
    Research and development                             142,030                   --                     --
    General and administrative                         4,023,676              7,792,360                940,266
    Amortization and depreciation                      5,114,452              3,499,066                422,215
                                                     -----------            -----------            -----------

         Total operating expenses                      9,280,158             11,291,426              1,362,481
                                                     -----------            -----------            -----------

OPERATING LOSS                                        (9,587,795)           (11,407,333)            (1,376,466)

    Other income                                          14,546                   --                     --
                                                     -----------            -----------            -----------

LOSS BEFORE MINORITY INTEREST                         (9,573,249)           (11,407,333)            (1,376,466)

    Minority interest                                    165,287                   --                     --
                                                     -----------            -----------            -----------

NET LOSS                                              (9,407,962)           (11,407,333)            (1,376,466)
                                                     ===========            ===========            ===========

BASIC AND FULLY DILUTED NET LOSS PER SHARE                 (0.23)                 (0.24)                 (0.03)
                                                     ===========            ===========            ===========

WEIGHTED AVERAGE COMMON SHARES                        40,200,000             47,482,571             47,482,571
                                                     ===========            ===========            ===========

                   See accompanying notes to these condensed consolidated financial statements



                                          COL CHINA ONLINE INTERNATIONAL INC.
                              CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                               FOR THE NINE MONTHS ENDED
                                                           -------------------------------------------------------------
                                                                    MARCH 31, 2001                       MARCH 31, 2002
                                                           ------------------------   ----------------------------------
                                                                             (Rmb)              (Rmb)             (US$)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                   (9,407,962)         (11,407,333)          (1,376,466)
     Adjustments to reconcile net loss to net cash used
      in operating activities:
         Minority interest                                        (165,287)                --                   --
         Amortization and depreciation                           5,114,452            3,499,066              422,215
         Loss on disposal of equipment                                --                120,000               14,480
         Change in operating assets and liabilities:
           Decrease (increase) in:
              Accounts receivables                                  90,044              149,842               18,081
              Other assets                                         (71,078)            (716,630)             (86,472)
              Inventories                                             --                 16,500                1,991
           Increase (decrease) in:
              Accounts payable and accrued expenses                123,788             (107,240)             (12,940)
              Taxes payable                                           (107)              73,506                8,870
              Billings in excess of costs and estimated
               earnings on uncompleted contracts                      --                (86,265)             (10,409)
                                                               -----------          -----------          -----------

         Net cash used in operating activities                  (4,316,150)          (8,458,554)          (1,020,650)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment                                        (619,111)            (479,626)             (57,874)
     Purchase of Construction Net                                 (281,964)                --                   --
     Net cash acquired in acquisition of COL
        International under reverse acquisition                       --                 63,308                7,639
                                                               -----------          -----------          -----------

         Net cash used in investing activities                    (901,075)            (416,318)             (50,235)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Mortgage loans repayments                                    (204,882)            (233,365)             (28,159)
     Advances from Majority Stockholder                          5,006,383            8,498,629            1,025,488
     Minority stockholders interest and advance                    253,082             (247,902)             (29,913)
                                                               -----------          -----------          -----------

         Net cash provided by financing activities               5,054,583            8,017,362              967,416
                                                               -----------          -----------          -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                               --                (62,208)              (7,506)
                                                               -----------          -----------          -----------

NET DECREASE IN CASH                                              (162,642)            (919,718)            (110,975)
                                                               -----------          -----------          -----------

CASH, beginning of period                                          661,002            1,858,434              224,245
                                                               -----------          -----------          -----------

CASH, end of period                                                498,360              938,716              113,270
                                                               ===========          ===========          ===========

CASH PAID FOR INTEREST                                              28,064               47,297                5,707
                                                               ===========          ===========          ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Issuance of common stock for acquisition
      of subsidiaries                                                 --                 67,662                8,300
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

     Migration is a British Virgin Islands (BVI) corporation incorporated on May 18, 1998. It has two subsidiaries, Shenzhen Knowledge & Communications Co., Ltd. (formerly Shenzhen Rayes Electronic Systems Co., Ltd.) ("Joint Venture") and Shanghai Shangyi Science and Trade Information Consulting Co., Ltd. ("Shangyi"), in which it has 90% and 70% equity interests, respectively. The Joint Venture and Shangyi are sino-foreign equity joint ventures in the People's Republic of China (PRC). Most of the operations of Migration are through the Joint Venture, which did not commence substantive operations until the Spring of 1999. The acquisitions of Joint Venture and Shangyi had been accounted for as purchases by Migration.

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

                       COL CHINA ONLINE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2. Basis of Presentation
   ---------------------

     The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements have been prepared on the same basis as the annual financial statements except for certain accounting policies used by Migration as detailed in the Form 10-QSB for the quarter ended September 30, 2001. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001 and Current Report on Form 8-K and amendment on Form 8-K/A concerning the acquisition of Migration on September 24, 2001. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2002 and the results of its operations and cash flows for the quarter and nine month periods then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

     For financial reporting purposes, the acquisition of Migration by the Company on September 24, 2001 had been treated as a reverse acquisition. Migration is the continuing entity for financial reporting and the acquisition of COL International is considered a recapitalization and restructuring of Migration. On this basis, the historical financial statements prior to September 24, 2001 represent the financial statements of Migration. The historical shareholders' equity accounts of the Company have been retroactively restated to reflect the issuance of 40,200,000 shares of common stock since inception of Migration and the issuance of 9,955,000 shares of stock upon the merger with COL International.

     The amounts included in the financial statements are presented in Renminbi ("Rmb") which is COL International's functional currency, unless otherwise indicated as US dollars, because COL International's operations are primarily located in the PRC. For illustrative purposes, the condensed consolidated balance sheet as of March 31, 2002, condensed consolidated statements of operations for the three months and nine months ended March 31, 2002, respectively, and condensed consolidated statement of cash flows for the nine months ended March 31, 2002 have been translated into US dollars at approximately 8.2874 Rmb to the dollar, which was the exchange rate at March 31, 2002.

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

                       COL CHINA ONLINE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4. Comprehensive Income (Loss)
   --------------------------

     The Company accounts for comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined therein, refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. Accumulated other comprehensive income (loss) for the quarter and nine months period ended March 31, 2002, respectively, represented foreign currency translation adjustments.


5. Net Loss Per Share
   ------------------

     Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding.

     Pursuant to the Company's 2000 Stock Option Plan, options may be granted to purchase an aggregate of 4,000,000 shares of common stock to key employees and other persons who have or are contributing to the Company's success. As of March 31, 2002, no options had been granted under the 2000 plan.


6. Accumulated Deficit
   -------------------

     The acquisition of Migration by COL International on September 24, 2001 had been treated as a reverse acquisition. As a result, accumulated deficit prior to the acquisition should reflect that of Migration only. However, no goodwill was recorded on this acquisition as COL International had limited operations and was formed for the sole purpose of merging with Migration and raising limited funding prior to the acquisition. Therefore, accumulated deficit of COL International of RMB3,630,010 (US$438,016) at the date of acquisition has also been recorded in the accumulated deficit of the Company.


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


Overview

COL International was incorporated for the purpose of acquiring Migration and raising equity capital. Prior to the acquisition of Migration on September 24, 2001, COL International was considered to be in the development state, due to its limited operations and lack of revenues.

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

Acquisition - COL International was formed for the purpose of acquiring and conducting the engineering services and the internet related business of Migration. In September 2001, the acquisition of Migration by the Company through the exchange of the Company's shares was completed. In this transaction, the Company acquired all the outstanding shares of common stock of Migration in exchange for 40.2 million shares of the Company's common stock. As a result of the acquisition, Migration became a wholly owned subsidiary of COL International. However, for accounting purposes, this transaction is treated a reverse acquisition, whereby Migration is considered as an acquirer. No goodwill is recorded in the merger. The condensed consolidated financial statements of the Company reflected the operations of Migration prior to the merger and the combined entity after the merger.

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

Results of Operations

     Revenues for the three months ended March 31, 2002 include installation revenue of Rmb216,296 (US$26,099) and marketing fees received from Shenzhen Rayes Group Co., Ltd. ("Rayes Group") of Rmb102,834 (US$12,409) compared to installation revenues of Rmb232,774 and marketing fees of Rmb53,459 for the three months ended March 31, 2001. Installation revenue and marketing fees received from Rayes Group for the nine months ended March 31, 2002 was Rmb1,371,702 (US$165,517) and Rmb269,007 (US$32,460), respectively, compared to
Rmb229,506 and Rmb229,028, respectively, for the nine months ended March 31, 2001. The Company has entered into only a limited number of installation contracts, and revenue is recognized as project phases are completed and accepted by the customer. However, because there have been only a limited number of contracts, the Company's gross margin on installation revenue, which can vary between contracts based on negotiated price and materials installed (where lower margins are received), is not consistent between periods. For the three months ended March 31, 2002, the Company had a gross margin of approximately 15 percent based on costs of Rmb184,007 (US$22,203), whereas for the three months ended March 31, 2001, the Company had a gross margin of 13 percent. For the nine months ended March 31, 2002, the Company had a gross margin of approximately 29% based on costs of Rmb973,535 (US$117,472), whereas for the nine months ended March 31, 2001, the Company had a gross margin of 11%. In addition, Construction Net and Education Net have contributed transaction fee of Rmb2,564 (US$309) and business services revenue of Rmb647 (US$78) respectively for the three months ended March 31, 2002, compared to Rmb15,727 (US$1,898) and Rmb7,977 (US$963), respectively, for the nine months ended March 31, 2002. Both Construction Net and Education Net were launched during the year ended June 30, 2001, however, no significant revenues have been generated to date. The Company began to derive revenue from sales of design software amounting to Rmb33,181 (US$4,004) with a gross profit of 50 percent for the nine months ended March 31, 2002.

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

     In connection with these services, the Company has an agreement with Rayes Group to reimburse Rayes Group for its actual transmission (i.e., telephone line) costs, provided that Rayes Group will pay all incremental costs related to expansion of the telecommunications facilities related to the ISP operations. These amounts totaled Rmb345,460 and Rmb244,600 (US$29,515) during the three months period of March 31, 2001 and March 31, 2002, respectively, compared to Rmb562,492 and Rmb753,822 (US$90,960) during the nine months period of March 31, 2001 and 2002, respectively. The Joint Venture has no long-term commitments in connection with its telecommunication costs other than management fees payable to the Rayes Group for providing services.

     During the three months ended March 31, 2001 and March 31, 2002, the Company did not incur any research and development costs. The Company incurred Rmb142,030 and nil of research and development costs for the nine months ended March 31, 2001 and 2002, respectively. These costs represent software development costs associated with the Company's development of its Education Net and Small and Medium Sized Enterprises web sites. The web sites are currently functioning and can be accessed, but no significant revenues have been generated to date.

     General and administrative costs include salaries, rent, travel and other overhead costs. For the three months ended March 31, 2001 and March 31, 2002, general and administrative costs totaled Rmb1,429,018 and Rmb2,602,712 (US$314,057), respectively. For the nine months ended March 31, 2001 and March 31, 2002, general and administrative costs totaled Rmb4,023,676 and Rmb7,792,360 (US$940,266), respectively. These costs are increasing as the Company continues to expand its business services.

     Amortization and depreciation expense for the three months ended March 31, 2001 and March 31, 2002 was Rmb1,703,721 and Rmb1,072,004 (US$129,354),
respectively, compared to Rmb5,114,452 and Rmb3,499,066 (US$422,215) for the nine months ended March 31, 2001 and March 31, 2002, respectively. The decrease represents the impairment loss provision of intangibles which accrued in the fourth quarter of the fiscal year ended June 30, 2001.

     The Company has not recognized any future tax benefits resulting from its operating losses due to the uncertainty of future realization.

     Based on the minority shareholder's thirty percent interest in Shangyi, Rmb58,106 and Rmb165,287 of losses is offset against the minority interest's capital contribution of Rmb446,581 for the three months ended March 31, 2001 and for the nine months ended March 31, 2001, respectively. No share of loss has been absorbed by Shangyi's minority interest holder for the three months ended March 31, 2002 and for the nine months ended March 31, 2002 as its initial capital contribution was fully absorbed.

     The above has resulted in net losses of Rmb3,335,923 and Rmb3,781,266 (US$456,268) for the three months ended March 31, 2001 and March 31, 2002, respectively, compared to Rmb9,407,962 and Rmb11,407,333 (US$1,376,466) for the nine months ended March 31, 2001 and March 31, 2002, respectively. The Company expects to continue to incur losses until its services are more fully developed and accepted in China.

Liquidity and Capital Resources

     As of March 31, 2002 and June 30, 2001, the Company had a negative and positive working capital of Rmb296,878 (US$35,823) and Rmb181,916, respectively. As of March 31, 2002, advances from the majority stockholder totaled Rmb50,097,637 (US$6,045,037). The Company's management believes the majority stockholder will continue to provide financial support to the Company, and the majority stockholder has signed a note agreement to provide up to US$8,000,000. Migration's ability to continue operations is currently dependent upon continued financial support from its majority stockholder. Also included in liabilities at March 31, 2002 and June 30, 2001 is Rmb1,271,047 (US$153,371) and Rmb1,504,412,
respectively, incurred in connection with the purchase of office space and staff quarters in Wuhan, China.

     Cash used in operating activities for the nine months period ended March 31, 2002 was Rmb8,458,554 (US$1,020,650) as compared with Rmb4,316,150 for the nine months ended March 31, 2001. The cash used in operations was to fund operating losses of Rmb9,407,962 and Rmb11,407,333 (US$1,376,466), generally offset by non-cash expenses related to amortization and depreciation of Rmb5,114,452 and Rmb3,499,066 (US$422,215) for the nine months ended March 31, 2001 and March 31, 2002, respectively.

     Cash used in investing activities for the nine months ended March 31, 2001 and March 31, 2002 was Rmb901,075 and Rmb416,318 (US$50,235), respectively. For the nine months ended March 31, 2001, after receiving regulatory approval, the purchase of a company developing a website (Construction Net) in which the Company has 70 percent interest, was completed. The total purchase price for this entity was Rmb1,457,140 (or approximately US$179,000). A purchase deposit of Rmb1,020,000 (or approximately US$125,000) was advanced during the period ended June 30, 2000 and an additional net amount of Rmb 281,964 (or approximately US$35,000) was paid in July 2000. The predecessor entity was a development stage company and has not recognized any significant revenues from its web site development.

     Cash flows from financing activities have generally come from advances by the majority stockholder of the Company. During the nine months ended March 31, 2001 and March 31, 2002, the majority stockholder has advanced Rmb5,006,383 and Rmb8,498,629 (US$1,025,488), respectively.

Item 5.   Other Information

Effective as of March 31, 2002, Brian Power resigned as Chief Executive Officer, Secretary and a Director of the Company. The Board of Directors elected Anthony Ng as Chief Executive Officer, Secretary and a Director to fill the vacancies in these positions while the Corporation seeks another Chief Executive Officer.


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

                                          COL CHINA ONLINE INTERNATIONAL INC.


Date:    May 15, 2002                      By:  /s/ Anthony Ng
                                                --------------------------------
                                                    Anthony Ng
                                                    Chief Executive Officer