Form 10KSB
period 2002-06-30
COL CHINA ONLINE INTERNATIONAL INC
filed 2002-10-11
CIK 1114274

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ==================

                                  FORM 10 - KSB

                               ==================

(MARK ONE)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended June 30, 2002.
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

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

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [ ]   No [X]

Check here if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB.
Yes [X]   No [ ]

Issuer's revenues for its most recent fiscal year: $264,226.

As of October 1, 2002, the aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $2,507,750. This calculation is based upon the sale price of $.05 per share of common stock sold in the Registrant's initial public offering pursuant to a Registration Statement on Form SB-2/A declared effective by the Securities And Exchange Commission on February 8, 2001 (Registration No. 333-32908). Without asserting that any director or executive officer of the issuer, or the beneficial owner of more than five percent of the issuer's common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

The number of shares of the Registrant's $.001 par value common stock outstanding as of October 1, 2002 was 50,155,000.

================================================================================

                       COL China Online International Inc.
                     10-KSB for the Year Ended June 30, 2002

                                Table of Contents

PART I.........................................................................2

Item 1.   Business.............................................................2

Item 2.   Properties..........................................................22

Item 3.   Legal Proceedings...................................................23

Item 4.   Submission of Matters to a Vote of Security Holders.................23

PART II.......................................................................23

Item 5.   Market for Registrant's Common Equity and Related Stockholder
          Matters.............................................................23

Item 6.   Management's Discussion and Analysis of Results of Operations
          and Financial Condition.............................................23

Item 7.   Financial Statements................................................27

Item 8.   Changes in and Disagreements with Accountants on Accounting and Financial Disclosure............................................28

PART III......................................................................28

Item 9.   Directors, Executive Officers, Promoters and Control Persons:
          Compliance with Section 16(a) of the Exchange Act...................28

Item 10.  Executive Compensation..............................................29

Item 11.  Security Ownership of Certain Beneficial Owners and Management......32

Item 12.  Certain Relationships and Related Transactions......................33

Item 13.  Exhibits and Reports on Form 8-K....................................35

Signatures....................................................................38

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

     Sale of Wuhan Operations - On July 5, 2002, COL International entered into a sales and purchase agreement with a third party to sell the Company's Wuhan operations for an aggregate sales price of Rmb750,000 (US$90,502). The sale includes the entire ownership of the Wuhan Education Net and accounts receivables of Wuhan branch of the Joint Venture. The transaction resulted in a net gain of approximately Rmb375,439 (US$45,304) and will be recognized in the fiscal year ending June 30, 2003. The decision to sell the business of Wuhan branch was made after consideration of the past operating results of the branch.

     Plan of operations - In order to strengthen our management team, Mr. Justin Jencks was appointed as the Chief Operating Officer of COL International in May, 2002. COL International also determined to re-focus the Company's operations in Shanghai and, as a result, divested the Company's operations in Wuhan in July 2002. COL International intends to pursue the following in Shanghai:

     o Attempting to increase the competitiveness of the Company's products by actively seeking alternative suppliers for various services the Company is offering.

     o Commencing an operation to provide internet services to Sino Foreign Joint Ventures and Foreign Owned Companies in the area of Shanghai.

     o    Launching a calling card service in Shanghai in August 2002.

     o Seeking a strategic alliance with traditional media to promote the Company's name and products.

     The Company has a negative cash flow from operating activities and is seeking additional financing in order to satisfy its cash requirements. The Company anticipates that it will require Rmb7,200,000 (or approximately US$870,000) in financing during the next 12 months to satisfy its cash requirements. COL International, through its Migration subsidiary, currently employs approximately 70 employees in China. As COL International pursues its plan of operations, it anticipates hiring up to 30 additional employees in the next 12 months.

     We anticipate making no purchases or sales of plant and significant equipment in the coming year, apart from the possible addition of more servers to keep pace with future growth. We do not expect the costs of additional servers to be material.

Exchange Rate
-------------

     In this report, references to "U.S. dollars", "US$" or "$" are to U.S. currency and references to "Renminbi", "RMB" or "Rmb" are to China's currency. Solely for the convenience of the reader, this report contains translations of certain Renminbi amounts into U.S. dollars at specified rates. These translations should not be construed as representations that the Renminbi amounts actually represent such U.S. dollar amounts or could be converted into U.S. dollars at the rate indicated. The Rmb is not a freely convertible security. See "Risk Factors--A change in currency exchange and devaluation could substantially affect the joint venture's operations". Unless otherwise stated, conversion of amounts from Renminbi into United States dollars for the convenience of the reader has been made at the exchange rate quoted by the Bank of China on June 30, 2002 of US$1.00 = Rmb 8.287.

     The following table sets forth certain information concerning exchange rates between Renminbi and U.S. dollars for the periods indicated:

                                       Noon Buying Rate (1)
                                       --------------------
       Calendar Year    Period End     Average (2)     High           Low
       -------------    ----------     -----------     ----           ---
                                           (Rmb per US$)
           1996           8.3284         8.3387       8.5000         8.3267
           1997           8.3099         8.3193       8.3260         8.3099
           1998           8.2789         8.2969       8.3100         8.2778
           1999           8.2795         8.2785       8.2800         8.2770
           2000           8.2774         8.2784       8.2799         8.2768
           2000           8.2774         8.2784       8.2799         8.2768
           2001           8.2766         8.2772       8.2783         8.2766
   2002 (through June)    8.2771         8.2769       8.2774         8.2765

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

     Enterprises use the joint venture's web hosting service because they usually lack the professional talent to manage applications and platforms on their own. Most of these companies do not have the budget and the bandwidth to deliver a system on their own that can expand a simple web operation to a complex business application such as an e-commerce transaction site. The joint venture's plan is to function like an in-house information technology department, allowing companies that do not have their own technical staff to outsource their networking and web hosting requirements to the joint venture. While computer and internet penetration in China is well behind that of western countries, the joint venture expects the web hosting business will rapidly evolve into management of more complex applications, including the hosting of business software as an application service provider in 2001.

     In early 2001, the joint venture installed new software that allows it to create web pages that are e-commerce enabled for conditions in China. The new software has a unique set of payment systems as China's credit system lags more developed countries. The system also allows users to build their own websites using pre-formatted templates, a service that was rolled out in 2001.

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

     The joint venture has begun to offer bundled packages of individual information technology services at various pricing levels. The number of packages will continue to expand as the joint venture offers new software applications for tasks such as accounting, Customer Relationship Management
(CRM) and Enterprise Resource Planning (ERP).

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

     o Buy Certificates of Origin online. The Council is one of the two authorities authorized to issue these certificates, which are mandatory for export companies when they cash their letters of credit. Users are able to apply for these certificates online and the joint venture is able to arrange for them to be issued.

     5.   Business to Business E-commerce

     The joint venture is currently developing a number of business-to-business trading platforms that will cover certain major industrial sectors in China. The first trading site for business, Construction Net, has already been launched for trading construction materials. The website is www.col173.com. This business was acquired on July 17, 2000 when Shanghai Shangyi Science -------------- and Trade Information Consulting Co., Ltd. purchased all the equity interests of Shanghai Tongji Construction Materials Technology Sales and Services Co., Ltd., including Construction Net, at an aggregate price of Rmb 1,457,140 (or approximately US$176,026). Migration owns 70 percent of the outstanding equity interests of Shanghai Shangyi.

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

Research & Development

     The Company did not incur any research and development costs during the year ended June 30, 2002. Migration has spent Rmb 154,564 (or approximately US$18,671) on research and development during fiscal 1999, Rmb 299,153 (or approximately US$36,139) for fiscal 2000, and Rmb 174,511 (or approximately US$21,081) for fiscal 2001.

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

     The joint venture currently has 75 employees, all of whom are employed full time.

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

     We have limited backup systems and redundancy and we may experience system failures and electrical outages from time to time. This may disrupt our operations. We do not presently have a disaster recovery plan in the event of damage from fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins and similar events. If any of these occurs, we may experience a complete system shutdown. To improve performance and to prevent disruption of our services, we may have to make substantial investments to deploy additional servers or one or more copies of our websites to mirror our online resources. Although we carry property insurance with low coverage limits, our coverage may not be adequate to compensate us for all losses that may occur. To the extent we do not address the capacity restraints and redundancy described above, such constraints could have a material adverse effect on our business, results of operations and financial condition.

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

     We will depend on some key employees.

     Our success depends on the active participation of Anthony Ng, our Chief Executive Officer, Justin Jencks, our Chief Operating Officer, Kam Che Chan, our Chairman, and Paul Wong, our director. The loss of the services of any of these individuals could have a material adverse effect on us. We currently do not carry, and do not intend to carry in the future, "key man" insurance for any of our employees.

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

     In late 1999, China and the United States reached a bilateral agreement on China's admission to the World Trade Organization, which regulates trading among its members. China became a member in 2001. China's decision to become a member of the WTO is an indication of further changes in favor of foreign investment and trade. However, these changes are likely to be phased in over a period of several years. At the present time, China has not yet agreed to all aspects of WTO membership.

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

     In February 2000, the joint venture purchased its offices in Wuhan, consisting of approximately 501.3 square meters, for Rmb2,026,255 (US$244,766) and has a related obligation for Rmb1,500,000 (US$181,200). In December 2000, the joint venture entered into a supplemental agreement with the seller of this property requiring a further down payment of Rmb110,000 that was paid in early January 2001. This agreement also requires that the remaining balance of Rmb1,390,000, plus accrued interest at the rate of 5.31% per annum, be repaid by monthly installments of Rmb26,428 for five years during the period from January 2001 to December 2005. This property was not included in the divestiture of the Wuhan operations in July 2002, although the joint venture intends to dispose of this property in the future.

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

Item 6. Management's Discussion and Analysis of Results of Operations and Financial Condition
-------------------------------------------------------------------------

     This document contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. When used in this document, the words "expects", "anticipates", "intends" and "plans" and similar expressions are intended to identify certain of these forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed in this document. Factors that could cause or contribute to such difference include those discussed below.

     The following is COL International's plan of operation and a discussion and comparison of the financial condition and results of operations of COL International as of June 30, 2002 and the periods then ended. These discussions should be read in conjunction with our financial statements, the notes to the financial statements, and the other financial data included elsewhere in this report.

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

     Acquisition - COL International was formed for the purpose of acquiring and conducting the engineering services and the internet related business of Migration. In September 2001, the acquisition of Migration by the Company through the exchange of the Company's shares was completed. In this transaction, the Company acquired all the outstanding shares of common stock of Migration in exchange for 40.2 million shares of the Company's common stock. As a result of the acquisition, Migration became a wholly owned subsidiary of COL International. However, for accounting purposes, this transaction is treated a reverse acquisition, whereby Migration is considered as an acquirer. No goodwill is recorded in the merger. The consolidated financial statements of the Company reflect the operations of Migration prior to the merger and the combined entity after the merger.

     Migration is a British Virgin Islands (BVI) corporation incorporated on May 18, 1998. Migration has been providing marketing and technical services for an Internet Service Provider (ISP) and value added services generally related to the installation of computer network system (i.e. Local Area Networks or "LANs") in the PRC. Migration is also developing proprietary websites in which it markets services and products of other companies and receives subscriber and/or transactional fees for its services. Migration designs websites and provides hosting services to other companies.

Plan of operations:

     In order to strengthen our management team, Mr. Justin Jencks was appointed as the Chief Operating Officer of COL International in May, 2002. COL International also determined to re-focus the Company's operations in Shanghai and, as a result, divested the Company's operations in Wuhan in July 2002. COL International intends to pursue the following in Shanghai:

     o Attempting to increase the competitiveness of the Company's products by actively seeking alternative suppliers for various services the Company is offering.

     o Commencing an operation to provide internet services to Sino Foreign Joint Ventures and Foreign Owned Companies in the area of Shanghai.

     o    Launching a calling card service in Shanghai in August 2002.

     o Seeking a strategic alliance with traditional media to promote the Company's name and products.

     The Company has a negative cash flow from operating activities and is seeking additional financing in order to satisfy its cash requirements. The Company anticipates that it will require Rmb7,200,000 (or approximately US$870,000) in financing during the next 12 months to satisfy its cash requirements. COL International, through its Migration subsidiary, currently employs approximately 70 employees in China. As COL International pursues its plan of operations, it anticipates hiring up to 30 additional employees in the next 12 months.

     We anticipate making no purchases or sales of plant and significant equipment in the coming year, apart from the possible addition of more servers to keep pace with future growth. We do not expect the costs of additional servers to be material.

Results of Operations

     Revenues for the year ended June 30, 2002 include installation revenue of Rmb1,678,706 (US$202,569) and marketing fees received from Shenzhen Rayes Group Co., Ltd. ("Rayes Group") of Rmb431,405 (US$52,057) compared to installation revenues of Rmb784,598 and Rmb1,204,804, and marketing fees received from Shenzhen Rays Group Co., Ltd. of Rmb290,100 and Rmb353,923 for the year ended June 30, 2001 and eleven months ended June 30, 2000, respectively. The Company has entered into only a limited number of installation contracts, and revenue is recognized as project phases are completed and accepted by the customers. However, because there have been only a limited number of contracts, the Company's gross margin on installation revenue, which can vary between contracts based on negotiated price and materials installed (where lower margins are received), is not consistent between periods. For the year ended June 30, 2002, the Company had a gross margin of approximately 23 percent based on costs of Rmb1,292,088 (US$155,196), compared to the year ended June 30, 2001 when the Company had a loss on gross margin of approximately 2 percent based on costs of Rmb801,812. For the eleven months ended June 30, 2000, the Company had a gross margin of approximately 67 percent based on costs of Rmb402,325. In addition, Construction Net and Education Net have contributed transaction fees of Rmb72,457 (US$8,743) and business services revenue of Rmb7,102 (US$857), respectively, to the year ended June 30, 2002, compared to Rmb 43,072 and Rmb 1,303 for the year ended June 30, 2001. Both Construction Net and Education Net were launched during the year ended June 30, 2001, however, no significant revenues have been generated to date. The Company began to derive revenue from sales of design software amounted to Rmb33,197 (US$4,006) with a gross profit of 50 percent for the year ended June 30, 2002.

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

     In connection with these services, the Company has an agreement with Rayes Group to reimburse Rayes Group for its actual transmission (i.e., telephone line) costs, provided that Rayes Group will pay all incremental costs related to expansion of the telecommunications facilities related to the ISP operations. These amounts totaled Rmb1,021,096 (US$123,215), Rmb579,724 and Rmb499,834 for the years ended June 30, 2002 and 2001 and the eleven months ended June 30, 2000, respectively. The Joint Venture has no long-term commitments in connection with its telecommunication costs other than management fees payable to the Rayes Group for providing services.

     During the year ended June 30, 2002, the Company did not incur any research and development costs. During the year ended June 30, 2001, the Company incurred Rmb299,153 of research and development costs. The Company incurred Rmb299,153 of research and development costs for the eleven months ended June 30, 2000. These costs represent software development costs associated with the Company's development of its Education Net and Small and Medium Sized Enterprises web sites. The web sites are currently functioning and can be accessed, but no significant revenues have been generated to date.

     General and administrative costs include salaries, rent, travel and other overhead costs. For the years ended June 30, 2002 and 2001 and the eleven months ended June 30, 2000, general and administrative costs totaled Rmb11,918,576 (US$1,439,026), Rmb5,779,030 and Rmb4,226,600, respectively. These costs are increasing as the Company continues to expand its business services.

     Amortization and depreciation expense for the years ended June 30, 2002 and 2001 and the eleven months ended June 30, 2000 was Rmb4,410,725 (US$532,240), Rmb6,880,460 and Rmb5,770,301, respectively. The decrease was as a result of the full impairment loss provision of intangibles which had been made in the fiscal year ended June 30, 2001.

     The Company has not recognized any future tax benefits resulting from its operating losses due to the uncertainty of future realization.

     No share of loss has been absorbed by minority interest holder for the year ended June 30, 2002 as its initial capital contribution was fully absorbed.

     The above has resulted in net losses of Rmb17,946,607 (US$2,166,426), Rmb19,438,427 and Rmb8,893,253 for the years ended June 30, 2002 and 2001 and the eleven months ended June 30, 2000, respectively. The Company expects to continue to incur losses until its services are more fully developed and accepted in China.

Liquidity and Capital Resources

     As of June 30, 2002 and 2001, the Company had a negative and positive working capital of Rmb2,013,399 (US$242,957) and Rmb181,916, respectively. As of June 30, 2002, advances from the majority stockholder totaled Rmb51,784,441 (US$6,248,801). The Company's management believes the majority stockholder will continue to provide financial support to the Company, and the majority stockholder has signed a note agreement to provide up to US$8,000,000. Migration's ability to continue operations is currently dependent upon continued financial support from its majority stockholder. Also included in liabilities at March 31, 2002 and June 30, 2001 is Rmb1,911,141 (US$143,734) and Rmb1,504,412,
respectively, incurred in connection with the purchase of office space and staff quarter in Wuhan, China.

     Cash used in operating activities for the year ended June 30, 2002 was Rmb10,704,633 (US$1,292,540) as compared with Rmb5,803,218 for the year ended June 30, 2001. The cash used in operations was to fund operating losses of

Rmb15,789,634 (US$1,906,145) and Rmb19,438,427 (US$11,219,635), generally offset by non-cash expenses related to amortization and depreciation of Rmb4,410,725 (US$532,240) and Rmb6,880,460 for the year ended June 30, 2002 and 2001, respectively.

     Cash used in investing activities for the year ended June 30, 2002 and 2001 was Rmb435,709 (US$52,578) and Rmb1,585,438, respectively. For the year ended June 30, 2001, after receiving regulatory approval, the purchase of a company developing a website (Construction Net), in which the Company has 70 percent interest, was completed. The total purchase price for this entity was Rmb1,457,140 (or approximately US$179,000). A purchase deposit of Rmb1,020,000 (or approximately US$125,000) was advanced during the period ended June 30, 2000 and an additional net amount of Rmb 281,964 (or approximately US$35,000) was paid in July 2000. The predecessor entity was a development stage company and has not recognized any significant revenues from its web site development.

     Cash flows from financing activities have generally come from advances by the majority stockholder of the Company. During the years ended June 30, 2002 and 2001, the majority stockholder has advanced Rmb10,185,433 (US$1,229,071) and Rmb8,473,790, respectively.

Critical Accounting Policies

     The Company's significant accounting policies are described in note 2 to the financial statements for the eleven months ended June 30, 2000 and for the years ended June 30, 2001 and 2002 included in the accompanying financial statements and notes to consolidated financial statements. The Company believes its most critical accounting policies include accounting for provision for doubtful debts and impairment loss provision.

     The Rmb826,680 (US$99,755) provision for doubtful debts included in the consolidated balance sheet at June 30, 2002 are debts for which recoverability is considered doubtful after due consideration and careful assessment by the management of the Company. The provision included Rmb129,122 (US$15,581) that was made in relation to accounts receivables of Rmb379,122 (US$45,748) that subsequently were sold to an acquirer of Education Net at a consideration of Rmb250,000(US$30,167) in Wuhan branch of the Joint Venture in a subsequent year.

     The provision also consists of amounts due from the minority stockholder of the Joint Venture in the amount of Rmb533,014 (US$64,319) and Rmb164,544 (US$19,855) that related to a sundry debtor in the Shanghai branch.

     The Rmb1,565,589 (US$188,919) impairment loss provision comprises Rmb107,556 (US$12,979) for Shangyi, Rmb1,399,443 (US$168,870) for Shanghai
branch and Rmb58,590(US$7,070) for Wuhan branch and was made by writing down the carrying value of fixed assets to their estimated market value by the management.

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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act
--------------------------------------------------------------------------------

Directors And Officers

     Our directors and executive officers are listed below, including their respective names, ages and positions with COL International.

     Name                     Age      Position with COL International
     ----                     ---      -------------------------------

     Kam Che Chan             53       Chairman of the Board

     Anthony Ng               53       Director, Chief Executive Officer
                                       and Secretary

     Justin Jencks            30       Chief Operating Officer

     Paul Wong                52       Director

     Qi Yu Zhang              44       Director

     Kam Che Chan has been the General Manager and a director of Hogan Industries Limited since 1989, which has operations in China, Vietnam, the U.S. and Mexico and nearly 5,000 staff members. In these capacities, Mr. Chan has been working in project management and marketing for Hogan Industries. After majoring in accounting at what is now Hong Kong Baptist University in Hong Kong, he spent 18 years working in several major certified public accounting firms in Hong Kong before moving into marketing and management.

     Anthony Ng became the Chief Executive Officer and Secretary, and also was elected as a director, of COL International effective March 31, 2002. From 1996 to 1999, Mr. Ng was the Chief Executive Officer of Pan Pacific Strategy Corporation, a listed company in Canada, which is an investment company with investments mainly in the Asian region and the People's Republic of China. From 1999 to 2001, Mr. Ng was the Chief Executive Officer of Zuespac Capital Partners Limited, which is a financial consulting company.

     Justin Jencks became the Chief Operating Officer of COL International in May 2002. Before joining COL International, Mr. Jencks was the Chief Executive Officer of Shanghai Technology Limited, a Sino-foreign joint venture company, for five years. Shanghai Technology Limited is engaged in software development.

     Paul Wong is the founder, Chief Executive Officer, and Chairman of the board of directors of Hogan Industries Limited since 1982. Mr. Wong's factories are suppliers of molded baby bottles to leading U.S. and European brand names as well as precision scale models to major airlines worldwide. His responsibilities include new product concepts regarding investments in high tech companies in Asia.

     Qi Yu Zhang became Chief Executive Officer of the Rayes Group in April 1997. Mr. Zhang was one of the founders and directors of the Rayes Group since 1995. In these capacities, he has been responsible for the ISP and ICP development and operations of the Rayes Group in more than ten Chinese cities. Mr. Zhang also became the Chief Executive Officer and a director of Migration in July 1998. Mr. Zhang is a member of the Computer Engineering Application Association in China and has obtained advanced degrees after studying Computer Telecommunications at Xian Electronic Technology University.

     Following are biographies of the directors and certain key employees of the joint venture:

Directors And Other Key Employees Of The Joint Venture

     Kam Che Chan has been the Deputy Chairman of the board of the joint venture since 1999. Refer to his business experience above under the caption, "Directors And Officers", above.

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

     Chi Keung Wong, 63, has been a director of the joint venture since 1999 and the Chief Financial Officer of the joint venture since 1999. Mr. Wong also has been a director and Chief Financial Officer of Migration since July 1998. Mr. Wong, has 40 years of experience as a financial controller and an auditor both in Australia and Hong Kong. He started in the audit department of Lowe, Bingham & Mathews (now PricewaterhouseCoopers LLP) in 1960 after having graduated in Hong Kong in accounting. He worked in China from its initial opening in the mid-1960s until 1984. He was the Financial Controller for the YMCA of Darwin, Australia from 1984 through July 1998. Chi Keung Wong is the brother of Paul Wong.

     Paul Wong has been a director of the joint venture since 1999. Refer to his business experience above under the caption, "Directors And Officers", above.

     Qi Yu Zhang has been the Chairman of the board of the joint venture since 1999. Refer to his business experience above under the caption, "Directors And Officers", above.

Item 10. Executive Compensation
-------------------------------

Summary Compensation Table

     The following table sets forth in summary form the compensation received by Anthony Ng, our Chief Executive Officer, Mark Shaner, our former Chief Executive Officer, Brian Power, also a former Chief Executive Officer, and Qi Yu Zhang, Chairman of the board of the joint venture during the last fiscal year. None of our employees and no employees of the joint venture received total salary and bonus in excess of $100,000 during the last fiscal year.

                                              Summary Compensation Table
                                              --------------------------

                                                                     Long Term Compensation
                                                                     ----------------------
                      Annual Compensation                            Awards               Payouts
                      -------------------                            ------               -------
                                                     Other           Restricted              All other
Name and Principal    Fiscal   Salary      Bonus     Annual          Stock        Options    Payouts    Compensation
Position              Year     ($) (1)     ($) (2)   Compensation    Awards ($)   (#)        ($) (3)    ($)(4)
--------------------------------------------------------------------------------------------------------------------
Anthony Ng (5)        2002     $90,000     0         0               0            0          0          0
Chief Executive
  Officer             2001     0           0         0               0            0          0          0

                      2000     0           0         0               0            0          0          0
--------------------------------------------------------------------------------------------------------------------
Mark K. Shaner (6)    2002     0           0         0               0            0          0          0
Former Chief
  Executive Officer   2001     $12,000     0         0               0            0          0          0
  COL International
                      2000     $4,000      0         0               0            0          0          0
--------------------------------------------------------------------------------------------------------------------
Brian Power (7)       2002     $35,000     0         0               0            0          0          0
Former Chief
  Executive Officer   2001     $65,000     0         0               0            0          0          0
  COL International
                      2000     $150,000    0         0               0            0          0          0
--------------------------------------------------------------------------------------------------------------------
Qi Yu Zhang           2002     $23,077     0         0               0            0          0          0
Chairman
  Joint Venture       2001     $0          0         0               0            0          0          0

                      2000     $18,000     0         0               0            0          0          0
--------------------------------------------------------------------------------------------------------------------

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

(5) Effective March 31, 2002, the Board of Directors elected Mr. Ng as a director of COL International and as Chief Executive Officer and Secretary to fill those vacancies which occurred due to Mr. Powers' resignation. See also footnote (7), below.

(6)  Mr. Shaner resigned as our Chief Executive Officer in September 2001.

(7) Mr. Power became our Chief Executive Officer upon completion of the Migration acquisition in September 2001 and subsequently resigned from all positions with COL International effective March 31, 2002.

Employment Contracts And Termination Of Employment And Change-In-Control Arrangements

     We do not have and currently are not planning to have any written employment contracts with respect to any of our directors, officers or other employees. We have no compensatory plan or arrangement that results or will result from the resignation, retirement, or any other termination of an executive officer's employment or from a change-in-control of COL International or a change in an executive officer's responsibilities following a change-in-control. Currently, there is no employment contract with Mr. Justin Jencks. COL International anticipates entering into an employment contract with Mr. Jencks before the end of 2002.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management
-----------------------------------------------------------------------

Beneficial Ownership

     As of October 1, 2002, there were 50,155,000 shares of common stock outstanding. The following table sets forth certain information as of October 1, 2002, by all executive officers and directors as a group, and by each other person known by us to be the beneficial owner of more than five percent of the common stock:

Name and Address of                      No. of Shares          Percentage of
Beneficial Owner                     Beneficially Owned (1)   Shares Outstanding
----------------                     ----------------------   ------------------

Kam Che Chan (2)
Flat D3, 5/F
36 Broadcast Drive                         22,849,680                45.7%
Kowloon, Hong Kong

Anthony Ng
Apt. 305, 9015 Leslie Street
Richmond Hill, Ontario, Canada  L4B 4J8     6,000,000                12.0%

Paul Wong (3)
32-2A Clovelly Court
12 May Road                                22,849,680                45.7%
Hong Kong
Qi Yu Zhang (4)
2811 City E. Station
Lai Zhen Mansion
40 Fu Min Road, Fu Tian Area               17,350,320                34.6%
Shenzhen, PRC  518033

First Strike Securities Limited (5)
18/F, Kam Sang Building                    17,350,320                34.7%
255-257 Des Voeux Road Central
Hong Kong

Honview International Limited (6)
Room 1408, Lippo Sun Plaza                 22,849,680                45.7%
28 Canton Road
Kowloon, Hong Kong

All Executive Officers and Directors
as a group (five persons) (2)(3)(4)        46,200,000                92.1%

----------

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

     Pursuant to the Loan Agreement, Honview agreed to lend Migration its cash needs, from time to time, at any time until January 1, 2004 up to an aggregate principal amount of US$8 million. As of June 30, 2002, advances from Honview totaled Rmb51,784,441 (US$6,248,801). As a result of Migration becoming a wholly owned subsidiary of COL International, any amounts loaned from Honview prior to February 8, 2001, the effective date of the registration statement related to COL International's initial public offering, may be paid at the option of Honview, by converting, at any time after October 10, 2001, part or all the unpaid principal amount of the loan into shares of COL International's common stock, at a price equal to the greater of $1.20 per share or 90 percent of the average weighted trading price of the common stock for the 20 trading days preceding the date of notice of exercise of conversion. Any amounts loaned from Honview after the effective date of this registration statement may be paid, at the option of Honview, by converting, at any time after October 10, 2001, part or all the unpaid principal amount of the loan into shares of COL International's common stock, at a price equal to the greater of $1.20 per share or 110 percent of weighted average trading price of common stock for the 20 trading days preceding the date of the loan.

     In February 2000, we sold an aggregate of 7,050,000 shares of our common stock at a purchase price of $.001 per share in connection with the formation of COL International. Six million of these shares were sold to Anthony Ng, a promoter of COL International and currently the Chief Executive Officer, Secretary and a director of COL International. Mr. Ng also had paid cash expenses to professional service firms in the amount of approximately $89,000 on behalf of COL International prior to its incorporation. These amounts were recorded in the financial statements as "capital contribution by major stockholder". Except for Mr. Ng being an advisor of Migration, he is not affiliated with any other company with which COL International has direct or indirect relationships.

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

     (a) Financial Statements

         Independent Auditors Report.........................................F-1

         Consolidated Balance Sheets at June 30, 2002 and 2001...............F-2

         Consolidated Statements of Operations for the Years Ended
                June 30, 2002 and 2001.......................................F-3

         Consolidated Statements of Changes in Stockholders'
                Deficiency for the period from July 31, 1999
                (Inception) through June 30, 2002............................F-4

         Consolidated Statements of Cash Flows for the Years Ended
                June 30, 2002 and 2001.......................................F-5

         Notes to Financial Statements.......................................F-6

Number   Description
------   -----------

2.1 Stock Exchange Agreement between and among Migration Developments Limited, COL International and the stockholders of Migration Developments Limited dated June 8, 2000 (2)

3.1 Certificate Of Incorporation filed with the Delaware Secretary Of State effective as of February 22, 2000 (2)

3.2 Certificate Of Amendment To The Certificate Of Incorporation filed with the Delaware Secretary Of State effective as of April 3, 2000 (2)

3.3      Amended And Restated Bylaws (4)

Number   Description
------   -----------

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

21       Subsidiaries of the Registrant (5)

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

(5) Incorporated by reference from Exhibit 21 to the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                       COL CHINA ONLINE INTERNATIONAL INC.


Date:  5 October, 2002                 By: /s/ Anthony Ng
                                       -----------------------------------
                                       Anthony Ng, Chief Executive Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date                                   Signatures
----                                   ----------



5 October, 2002                        /s/ Kam Che Chan
                                       -----------------------------------
                                       Kam Che Chan, Director



5 October, 2002                        /s/ Anthony Ng
                                       -----------------------------------
                                       Anthony Ng, Director



5 October, 2002                        /s/ Paul Wong
                                       -----------------------------------
                                       Paul Wong, Director



5 October, 2002                        /s/ Qi Yu Zhang
                                       -----------------------------------
                                       Qi Yu Zhang, Director

                                 CERTIFICATIONS

I, Anthony Ng, certify that:

1. I have reviewed this annual report on Form 10-KSB of COL China Online International Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  5 October, 2002                           /s/ Anthony Ng
                                                 -------------------------
                                                 Anthony Ng
                                                 Chief Executive Officer

I, C.K. Wong, certify that:

1. I have reviewed this annual report on Form 10-KSB of COL China Online International Inc.;

2. Based on my knowledge, this annual report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this annual report;

3. Based on my knowledge, the financial statements, and other financial information included in this annual report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this annual report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this annual report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this annual report (the "Evaluation Date"); and

     c) presented in this annual report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this annual report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: 5 October, 2002                             /s/ C.K. Wong
                                                  ------------------------
                                                  C.K. Wong
                                                  Principal Financial Officer

                          INDEPENDENT AUDITORS' REPORT



The Stockholders and Directors
COL China Online International Inc.




We have audited the accompanying consolidated balance sheets of COL China Online International Inc. (a Delaware Corporation) and its subsidiaries as of June 30, 2002 and 2001, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years ended June 30, 2002 and 2001 and the eleven months ended June 30, 2000. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of COL China Online International Inc. and subsidiaries as of June 30, 2002 and 2001, and the results of their operations and their cash flows for the years ended June 30, 2002 and 2001 and the eleven months ended June 30, 2000, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company's ability to continue as a going concern is dependent upon several factors, including, but not limited to, continued financial support by the major stockholder, raising additional capital, increasing revenue, and achieving and maintaining profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


     /s/ Moores Rowland

Moores Rowland
Chartered Accountants
Certified Public Accountants
Hong Kong
5 October, 2002


                                 COL CHINA ONLINE INTERNATIONAL INC.
                                     CONSOLIDATED BALANCE SHEETS


                                                            JUNE 30, 2001         JUNE 30, 2002
                                                            -------------  --------------------------
                                                                (Rmb)         (Rmb)          (US$)
                            Assets                                                    (Illustrative only)
                            ------
CURRENT ASSETS:
    Cash                                                      1,858,434        368,839         44,508
    Accounts receivable, net of an allowance for doubtful
         accounts                                               231,487        340,115         41,041
    Inventories                                                  45,000         19,840          2,394
    Prepaid expense and other receivables                       184,779        266,992         32,217
    Due from minority stockholders                              136,967           --             --
                                                            -----------    -----------    -----------

             Total current assets                             2,456,667        995,786        120,160

PROPERTY, OFFICE SPACE AND EQUIPMENT, net of accumulated
    depreciation and impairment of Rmb9,745,641 and
    Rmb11,658,621 (US$1,406,839), respectively                9,847,085      3,509,596        423,501
                                                            -----------    -----------    -----------

TOTAL ASSETS                                                 12,303,752      4,505,382        543,661
                                                            ===========    ===========    ===========

           LIABILITIES AND STOCKHOLDERS' DEFICIENCY
           ----------------------------------------

CURRENT LIABILITIES:
    Current portion of mortgage loans payable                   313,271        330,528         39,885
    Accounts payable and accrued expenses                     1,699,522      2,203,103        265,847
    Billings in excess of costs and estimated earnings on
         uncompleted contracts                                   86,265           --             --
    Due to a minority stockholder                                  --          214,660         25,903
    Taxes payable                                               175,693        260,894         31,482
                                                            -----------    -----------    -----------

             Total current liabilities                        2,274,751      3,009,185        363,117

NOTES PAYABLE:
    Majority Stockholder                                     39,585,464     51,784,441      6,248,801
    Mortgage loans payable - net of current portion           1,191,141        860,612        103,850
                                                            -----------    -----------    -----------

             Total notes payable                             40,776,605     52,645,053      6,352,651

Commitments and contingencies (Notes 10 and 13)

STOCKHOLDERS' DEFICIENCY:
    Preferred stock, US$0.001 par value, 5,000,000 shares
         authorized, none outstanding                              --             --             --
    Common stock, US$0.001 par value, 100,000,000 shares
         authorized, 40,200,000 and 50,155,000 shares
         issued and outstanding, respectively                   327,710        408,864         50,155
    Additional paid-in capital                                   79,890      1,214,118        146,507
    Accumulated deficit                                     (31,161,454)   (52,738,071)    (6,364,694)
    Other comprehensive income (loss)                             6,250        (33,767)        (4,075)
                                                            -----------    -----------    -----------

             Total stockholders' deficiency                 (30,747,604)   (51,148,856)    (6,172,107)
                                                            -----------    -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY               12,303,752      4,505,382        543,661
                                                            ===========    ===========    ===========


                  See accompanying notes to these consolidated financial statements


                                COL CHINA ONLINE INTERNATIONAL INC.
                               CONSOLIDATED STATEMENTS OF OPERATIONS


                                          FOR THE ELEVEN  FOR THE YEAR
                                           MONTHS ENDED    ENDED JUNE        FOR THE YEAR ENDED
                                          JUNE 30, 2000     30, 2001           JUNE 30, 2002
                                          -------------   -----------   ---------------------------
                                              (Rmb)           (Rmb)         (Rmb)          (US$)
                                                                                     (illustrative only)
NET REVENUES:
    Computer network installations           1,204,804        784,598      1,678,706        202,569
    Transaction fee                               --           43,072         72,457          8,743
    Business services revenue                     --            1,303          7,102            857
    Marketing fees, minority stockholder       353,923        290,100        431,405         52,057
                                           -----------    -----------    -----------    -----------

         Total revenues                      1,558,727      1,119,073      2,189,670        264,226

COST OF SALES:
    Computer network installations             402,325        801,812      1,292,089        155,916
    Transaction costs                             --           29,800         48,336          5,833
    Business services costs                       --              540          4,172            503
    Communication costs                        499,834        579,724      1,021,096        123,215
                                           -----------    -----------    -----------    -----------

                                               902,159      1,411,876      2,365,693        285,467
                                           -----------    -----------    -----------    -----------

    Gross Margin                               656,568       (292,803)      (176,023)       (21,241)

OPERATING EXPENSES:
    Research and development                   299,153           --             --             --
    Impairment                                    --        6,947,260      1,565,589        188,919
    General and administrative               4,226,600      5,779,030     11,918,576      1,439,026
    Amortization and depreciation            5,770,301      6,880,460      4,410,725        532,240
                                           -----------    -----------    -----------    -----------

         Total operating expenses           10,296,054     19,606,750     17,894,890      2,160,185
                                           -----------    -----------    -----------    -----------

OPERATING LOSS                              (9,639,486)   (19,899,553)   (18,070,913)    (2,181,426)

    Other income                                  --           14,546        124,306         15,000
                                           -----------    -----------    -----------    -----------

LOSS BEFORE MINORITY INTEREST               (9,639,486)   (19,885,007)   (17,946,607)    (2,166,426)

    Minority interest                          746,233        446,580           --             --
                                           -----------    -----------    -----------    -----------

NET LOSS                                    (8,893,253)   (19,438,427)   (17,946,607)    (2,166,426)

OTHER COMPREHENSIVE LOSS                          --             --          (40,017)        (4,829)
                                           -----------    -----------    -----------    -----------

COMPREHENSIVE LOSSES                        (8,893,253)   (19,438,427)   (17,986,624)    (2,171,255)
                                           ===========    ===========    ===========    ===========

BASIC AND FULLY DILUTED NET LOSS
 PER SHARE                                       (0.22)         (0.48)         (0.37)         (0.04)
                                           ===========    ===========    ===========    ===========

WEIGHTED AVERAGE COMMON SHARES              40,200,000     40,200,000     48,148,849     48,148,849
                                           ===========    ===========    ===========    ===========


                 See accompanying notes to these consolidated financial statements


                                          COL CHINA ONLINE INTERNATIONAL INC.
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY


                                                                                            OTHER
                                                             ADDITIONAL                 COMPREHENSIVE
                                                               PAID-IN     ACCUMULATED      INCOME/
                                     COMMON STOCK              CAPITAL       DEFICIT        (LOSS)          TOTAL
                               --------------------------    -----------   -----------    -----------    -----------
                                 Number          (Rmb)          (Rmb)         (Rmb)          (Rmb)          (Rmb)


Balances, July 31, 1999         40,200,000        327,710         79,890    (2,829,773)         6,250     (2,415,923)

Net loss                              --             --             --      (8,893,253)          --       (8,893,253)
                               -----------    -----------    -----------   -----------    -----------    -----------

Balances, June 30, 2000         40,200,000        327,710         79,890   (11,723,026)         6,250    (11,309,176)

Net loss                                                                   (19,438,428)                  (19,438,428)
                               -----------    -----------    -----------   -----------    -----------    -----------

Balances, June 30, 2001         40,200,000        327,710         79,890   (31,161,454)         6,250    (30,747,604)

Sales of common stock in
  initial public offering in
  July 2001 at US$0.05 per
  share                               --             --             --            --             --             --

Effect of share exchange         9,955,000         81,154      1,134,228    (3,630,010)          --       (2,414,628)

Net loss                              --             --             --     (17,946,607)          --      (17,946,607)
Other comprehensive loss              --             --             --            --          (40,017)       (40,017)
                               -----------    -----------    -----------   -----------    -----------    -----------

Balances, June 30, 2002         50,155,000        408,864      1,214,118   (52,738,071)       (33,767)   (51,148,856)
                               ===========    ===========    ===========   ===========    ===========    ===========





                          See accompanying notes to these consolidated financial statements


                                  COL CHINA ONLINE INTERNATIONAL INC.
                                 CONSOLIDATED STATEMENTS OF CASH FLOWS


                                             FOR THE ELEVEN  FOR THE YEAR
                                               MONTHS ENDED  ENDED JUNE 30,      FOR THE YEAR ENDED
                                              JUNE 30, 2000       2001              JUNE 30, 2002
                                              -------------  -------------   --------------------------
                                                  (Rmb)          (Rmb)          (Rmb)           (US$)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                      (8,893,253)   (19,438,427)   (17,946,607)    (2,166,426)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Loss on disposal of fixed assets              169,713           --          860,201        103,800
     Minority interest                            (746,233)      (446,580)          --             --
     Amortization and depreciation               5,770,301      6,880,460      4,410,725        532,240
     Impairment                                       --        6,947,260      1,565,589        188,919
     Change in operating assets and
      liabilities:
       Decrease (increase) in:
       Accounts receivables                      1,230,265        (54,747)      (108,628)       (13,108)
       Other assets                                (46,316)        (4,008)       116,860         14,101
       Inventories                                    --          (45,000)        25,160          3,036
       Increase (decrease) in:
       Accounts payable and accrued
        expenses                                   349,708        245,214       (159,883)       (19,293)
       Due to a director                           (63,000)          --             --             --
       Taxes payable                                63,150         26,345         85,201         10,282
       Billings in excess of costs and
        estimated earnings on
        uncompleted contracts                         --           86,265        (86,265)       (10,410)
                                               -----------    -----------    -----------    -----------

     Net cash used in operating activities      (2,165,665)    (5,803,218)   (11,237,647)    (1,356,859)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                         (3,792,451)    (1,303,474)      (499,027)       (60,217)
  Purchase of Construction Net                        --         (281,964)          --             --
  Other deposits                                (1,020,000)          --             --             --
  Net cash acquired in acquisition of COL
  International under reverse acquisition             --             --           63,308          7,639
                                               -----------    -----------    -----------    -----------

     Net cash used in investing activities      (4,812,451)    (1,585,438)      (435,719)       (52,578)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Mortgage loans repayments                      1,785,000       (280,588)      (313,272)       (37,802)
  Advances from Majority Stockholder            15,977,658      8,473,790     10,185,433      1,229,071
  Minority stockholders interest and advance   (10,171,912)       392,886        351,627         42,431
                                               -----------    -----------    -----------    -----------

     Net cash provided by financing
      activities                                 7,590,746      8,586,088     10,223,788      1,233,700
                                               -----------    -----------    -----------    -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH               --             --          (40,017)        (4,012)
                                               -----------    -----------    -----------    -----------

NET (DECREASE) INCREASE IN CASH                    612,630      1,197,432     (1,489,595)      (179,749)

CASH, beginning of period                           48,372        661,002      1,858,434        224,257
                                               -----------    -----------    -----------    -----------

CASH, end of period                                661,002      1,858,434        368,839         44,508
                                               ===========    ===========    ===========    ===========

NON-CASH INVESTING AND FINANCING
ACTIVITIES:
  ISSUANCE OF COMMON STOCK FOR ACQUISITION
   OF SUBSIDIARIES                                    --             --           67,662          8,165
                                               ===========    ===========    ===========    ===========

CASH PAID FOR INTEREST                                --           48,757         72,326          8,728
                                               ===========    ===========    ===========    ===========


                   See accompanying notes to these consolidated financial statements

                                                  F-5

                       COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Company Organization and Operations
     -----------------------------------

     Nature of Operations - COL China Online International Inc. ("COL International" or the "Company") was incorporated as a Delaware corporation on February 22, 2000, for the purpose of acquiring Migration Developments Limited ("Migration") and raising equity capital. Prior to the acquisition of Migration, COL International was considered to be in the development stage, due to its limited operations and lack of revenues.

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

                       COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.   Significant Accounting Policies
     -------------------------------

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Basis of Accounting - The amounts included in the financial statements are presented in Renminbi ("Rmb") which is COL International's functional currency, unless otherwise indicated as US dollars, because the Company's major operations are primarily located in the PRC. For illustrative purposes, the consolidated balance sheet as of June 30, 2002, consolidated statement of operations, consolidated statement of stockholders' deficiency and consolidated statement of cash flows for the year then ended have been translated into US dollars at approximately 8.287 Rmb to the dollar, which was the exchange rate at June 30, 2002.

     Change of Year-End - In 2000, Migration changed its year-end for financial reporting purposes from July 31 to June 30. For regulatory purposes in the PRC, Migration is required to have a December 31 year-end. The June 30 year-end will simplify Migration financial and regulatory reporting and conform to the year-end of COL International.

     Concentration of Credit Risk - Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. Migration's accounts receivable include a limited number of customers. Financial instruments that subject the Company to credit risk consist principally of accounts receivable. The Company generally does not require collateral from its customers. Accounts receivable totaled Rmb231,487 and Rmb340,115 (US$41,041) as at June 30, 2001 and 2002,
     respectively, and the Company has made a provision for doubtful accounts of Rmb129,120 (US$15,581) for the year ended June 30, 2002. The management of the Company performs periodic credit evaluations on its customers' financial condition and believes that an allowance for doubtful accounts is sufficient.

     As COL International's primary operations are in the PRC, the Company is exposed to certain foreign company risks not normally associated with entities operating solely in the United States. These risks include, among others, the political, economic and legal environments, and foreign currency exchange. The Company results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. COL International's management does not believe these risks to be significant. There can be no assurance, however, that changes in political, social, and other conditions will not result in any adverse impact.

     During the fiscal year 2002, most of COL International's operations were focused in Shanghai and Wuhan, PRC.

     Cash Equivalents - COL International considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

                       COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Property, Office Space and Equipment - Property, office space and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful life of the assets, generally twenty years for property, three years for computer equipment and five years for office space and other equipment. Repairs and maintenance are charged to expense as incurred. Material expenditures, which increase the life of an asset, are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of equipment sold, or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the accounts, and any gains or losses are reflected in current operations. Depreciation expense charged to operations was Rmb3,936,964, Rmb4,667,804 and Rmb4,410,725 (US$532,240) for the eleven months ended June 30, 2000, and the years ended June 30, 2001 and 2002, respectively.

     Software Development - COL International is engaged in the development of software in the design and development of its current websites. In accordance with Emerging Issues Task Force (EITF) 00-2, Accounting for Web Site Development Costs, the Company expenses all preliminary stage costs associated with its website development as research and development expense, capitalizes application development costs (excluding training and data conversion) and will expense all operating costs after preliminary and development stages are complete.

     Income Taxes - COL International accounts for income taxes under the liability method of Statement of Financial Accounting Standard (SFAS) No. 109, Accounting for Income Taxes, whereby current and deferred tax assets and liabilities are determined based on tax rates and laws enacted as of the balance sheet date. Deferred tax expense or benefit represents the change in the deferred tax asset/liability balance.

     Revenue Recognition - COL International recognizes revenue at the time the service is rendered or product is delivered and collection is reasonably assured, which generally approximates the time it is accepted by the customer. For website development and hosting, the Company follows EITF 00-3, Application of AICPA Statement of Position 97-2, Software Revenue Recognition, to Arrangements That include the Right to Use Software Stored on Another Entity's Hardware, whereby revenues will be recognized over the life of contract or the expected life of the customer relationship, whichever is longer.

     Revenues from computer network installation contracts are recognized on the percentage-of-completion method for individual contracts, commencing when progress reaches a point where experience is sufficient to estimate final results with reasonable accuracy. Management of the Company estimates percentage of completion based on units installed to date to total units to be installed for each contract. Units generally are computer network "jacks". Changes in job performance, estimated profitability, and final contract settlements may result in revisions to costs and income, and are recognized in the period in which the revisions are determined. The liability, "Billings in excess of costs and estimated earnings on uncompleted contracts", represents amounts billed in excess of revenues recognized.

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

                       COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Transaction fee is generated from the sale of merchandise placed on the websites and is recognized when the service is rendered.

     Intangibles and Goodwill - Intangibles represent the amount paid for the rights to market certain internet provider services and the rights to use the name "COL China Online". This amount was amortized, using the straight-line method, over its estimated useful life of five years. Amortization expenses was Rmb1,833,337, Rmb2,000,004 for the eleven months ended June 30, 2000 and the year ended June 30, 2001, respectively. Impairment loss had been fully provided for the net book value of RMB5,999,992 for the year ended June 30, 2001.

     Goodwill recognized in acquisitions accounted for as purchases was amortized on a straight-line basis over a 5-year period. Amortization expense was Rmb212,652 for the year ended June 30, 2001. Impairment loss had been fully provided for the net book value of RMB947,268 for the year ended June 30, 2001.

     Therefore, there was no amortization expenses for intangibles and goodwill for the year ended June 30, 2002.

     Impairment of Long-Lived Assets - COL International has adopted SFAS No. 121, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. In the event that facts and circumstances indicate that the carrying value of long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

     Inventories - Inventories are finished goods, which are stated at the lower of cost or market. Cost is determined by the use of weighted average cost method.

     Foreign Currency Transaction - Foreign currency transactions during the period are translated into Renminbi at approximately the market exchange rates ruling at the transaction dates. Monetary assets and liabilities denominated in foreign currencies are translated into Renminbi at approximately the market exchange rates ruling at the balance sheet date. Differences arising from foreign currency translation are included in the net profit or loss for the period.

     Use of Estimates - The preparation of financial statements in conformity with accounting principles generally accepted in the United States requires management to make estimates and assumptions that affect the reported amounts of assets and liabilities and the disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Such estimates include provisions for doubtful accounts, sales returns and allowances, long-lived assets, deferred income taxes and warranty provisions. Actual results could differ from those estimates.

     Fair Value of Financial Instruments - The estimated fair values for financial instruments under SFAS No.107, Disclosures about Fair Value of Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of Migration's financial instruments, which includes cash, accounts receivable and accounts payable, approximates their carrying value in the financial statements. The fair value of advances from Migration's major stockholder, which are without interest, cannot be estimated due to the relationship between the entities.

                       COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Comprehensive Income (Loss) - The Company accounts for comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined therein, refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. Accumulated other comprehensive loss for the year ended June 30, 2002 represented foreign currency translation adjustments.

     Net Loss Per Share - Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding.

     Pursuant to the Company's 2000 Stock Option Plan, options may be granted to purchase an aggregate of 4,000,000 shares of common stock to key employees and other persons who have or are contributing to the Company's success. As of June 30, 2002, no options had been granted under the 2000 plan.

     Accumulated Deficit - The acquisition of Migration by COL International on September 24, 2001 had been treated as a reverse acquisition. As a result, accumulated deficit prior to the acquisition should reflect that of Migration only. However, no goodwill was recorded on this acquisition as COL International had limited operations and was formed for the sole purpose of merging with Migration and raising limited funding prior to the acquisition. Therefore, accumulated deficit of COL International of RMB3,630,010 (US$438,016) at the date of acquisition has also been recorded in the accumulated deficit of the Company.

     Recent Accounting Pronouncements - In June 2001, the FASB issued SFAS 141, Business Combination. SFAS 141 addresses financial accounting and reporting for business combinations and supercedes APB No. 16, Business Combination and SFAS No. 38. Accounting for Preacquisition Contingencies of Purchased Enterprises. All business combinations in the scope of SFAS 141 are to be accounted for under the purchase method. SFAS 141 is effective June 30, 2001. The adoption of SFAS 141 did not have an impact on the Company's financial position, results of operations or cash flows.

     In June 2001, the FASB also issued SFAS 142, Goodwill and Other Intangible Assets. SFAS 142 addresses financial accounting and reporting for intangible assets acquired individually or with a group of other assets (but not those acquired in a business combination) at acquisition. SFAS 142 also addresses financial accounting and reporting for goodwill and other intangible assets subsequent to their acquisition. With the adoption of SFAS 142, goodwill is no longer subject to amortization. Rather, goodwill will be subject to at least an annual assessment for impairment by applying a fair value test. The impairment loss is the amount, if any, by which the implied fair value of goodwill is less than the carrying or book value. SFAS 142 is effective for fiscal years beginning after December 15, 2001. Impairment loss for goodwill arising from the initial application of SFAS 142 is to be reported as resulting from a change in accounting principle. The Company does not expect there will be an impact to its financial position, results of operations or cash flows upon adoption of SFAS 142.

     In June 2001, the FASB also approved for issuance SFAS No. 143 Asset Retirement Obligations. SFAS No. 143 establishes accounting requirements for retirement obligations associated with tangible long-lived assets, including (1) the timing of the liability recognition, (2) initial

                       COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     measurement of the liability, (3) allocation of asset retirement cost to expenses, (4) subsequent measurement of the liability and (5) financial statement disclosures. SFAS No. 143 required that an asset retirement cost should be capitalized as part of the cost of the related long-lived asset and subsequently allocated to expense using a systematic and rational method. The adoption of SFAS No. 143 is not expected to have a material effect on the Company's financial position, results of operations, or cash flows.

     In August 2001, the FASB also approved SFAS No. 144, Accounting for the Impairment or Disposal of Long-Lived Assets. SFAS No. 144 replaces SFAS No.
     121. The new accounting model for long-lived assets to be disposed of by sale applies to all long-lived assets, including discontinued operations, and replaces the provisions of Accounting Principles Board (APB) Opinion No. 30, Reporting Results of Operations - Reporting the Effects of Disposal of a Segment of a Business, for the disposal of segments of a business. SFAS No. 144 requires that those long-lived assets be measured at the lower of carrying amount or fair value less cost to sell, whether reported in continuing operations or in discontinued operations. Therefore, discontinued operations will no longer be measured at net realizable value or include amounts for operating losses that have not yet occurred. SFAS No. 144 also broadens the reporting of discontinued operations to include all components of an entity with operations that can be distinguished from the rest of the entity and that will be eliminated from the ongoing operations of the entity in a disposal transaction. The provisions of SFAS No. 144 are effective for financial statements issued for fiscal years beginning after December 15, 2001 and, generally, are to be applied prospectively. At this time, the Company cannot estimate the effect of this statement on its financial position, results of operations, or cash flows.

     In April 2002, the FASB issued SFAS No. 145 Rescission of FASB Statement No. 4, 44 and 64, Amendment of FASB Statement No. 13, and Technical Corrections. This statement made revisions to the accounting for gains and losses from the extinguishment of debt, rescinded SFAS No. 44, and required certain lease modifications that have economic effects similar to sale-leaseback transactions be accounted for in the same manner as sale-leaseback transactions. The Group is required to and will adopt SFAS No. 145 on May 1, 2002. The adoption of SFAS No. 145 is not expected to have a material impact on the Company's financial statements.

     In June 2002, the FASB issued SFAS No. 145 Accounting for costs associated with exit or Disposal Activities. This statement requires that a liability for a cost associated with an exit or disposal activity be recognized when the liability is incurred. An entity's commitment to plan, by itself, does not create a present obligation to others that meets the definition of a liability. This Statement is effective for exit or disposal activities that are initiated after December 31, 2002. The Company does not believe that the adoption of the Statement will have material impact on its financial position or result of operations.

3.   Continued Operations
     --------------------

     The accompanying consolidated financial statements have been prepared assuming COL International will continue operating as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

     COL International's ability to continue as a going concern is dependent upon several factors, including, but not limited to, continued financial support by the major stockholder, the Company's raising additional capital, increasing revenue, and achieving and maintaining profitable operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

                       COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     The Company is aggressively working to increase revenues and develop its e-commerce related services, which it believes will ultimately lead to profitable operations and enable the Company to continue operations. Furthermore, COL International believes its major stockholder will continue to provide funding during the forthcoming year.

4.   Equity Joint Venture
     --------------------

     In July 1998, Migration purchased a 90% interest in the Joint Venture established in the PRC by contributing Rmb9,000,000 to the Joint Venture. The Joint Venture will terminate in December 31, 2007 unless all directors of the Joint Venture consent to an extension and application is approved by relevant PRC authorities. The minority interest stockholder (Shenzhen Rayes Group Co., Limited) in the Joint Venture also contributed Rmb1,000,000 to the Joint Venture.

     The Joint Venture entered into various agreements with its minority stockholder whereby the Joint Venture provides marketing and value added services in the operation of the minority stockholder's internet business in Shanghai and Wuhan, PRC through July 2004, subject to renewal at terms to be agreed between the minority stockholder and Migration. Migration has the right of first refusal to purchase the minority stockholder's ownership interest in the ISP in Shanghai and Wuhan. Currently, however, foreign entities cannot own ISP operations in the PRC.

     One agreement stipulates that the Joint Venture will provide marketing and technical services to the minority stockholder ISP operations in Shanghai and Wuhan, PRC, and will share the related ISP revenues with the minority stockholder on a 50/50 basis. Joint Venture paid its minority stockholder Rmb3,000,000 for these rights.

     On July 5, 2002, COL International entered into a sales and purchase agreement with a third party to sell the Company's Wuhan operations for an aggregate sales price of Rmb750,000 (USD90,502). The sale includes the entire ownership of Wuhan Education Net and accounts receivables of Wuhan branch of the Joint Venture. The transaction resulted in a net gain of approximately Rmb375,439 (USD45,304) and will be recognized in the fiscal year ending June 30, 2003. The decision to sell the business of Wuhan branch was made after consideration of the past operating results of the branch.

     As at June 30, 2002, net liabilities and accumulated deficit of Wuhan Education Net was Rmb67,858 (USD8,188) and Rmb67,858 (USD8,188) with loss for the year of Rmb5,524 (USD667). The Education Net and accounts receivable was completely transferred to the buyer on August 16, 2002.

     A second agreement with the minority stockholder grants the Joint Venture access to the "COL China Online" brand name and network to allow the Joint Venture to provide enhanced and value added services related to Internet. Under this agreement, the Joint Venture is not required to share revenues from these services with the minority stockholder. The Joint Venture paid the minority stockholder Rmb7,000,000 for these rights.

     In addition, the Joint Venture entered into agreement with its minority stockholder, whereby the minority stockholder provides services to the Joint Venture at a monthly management charge of Rmb15,000 (US$1,812)

                       COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     through the term of the Joint Venture. This agreement was mutually terminated at the end of September 2001. Under another agreement, the Joint Venture bears telecommunication costs relating to ISP operations up to a stipulated capacity and the minority interest stockholder pays for the costs of transmission capacity in excess of this amount. Amounts received from/paid to the minority stockholder are as follows:

                               FOR THE ELEVEN   FOR THE YEAR
                                MONTHS ENDED    ENDED JULY 31,     FOR THE YEAR ENDED
                               JUNE, 30, 2000       2001              JUNE 30, 2002
                               --------------   -------------    -----------------------
                                    (Rmb)           (Rmb)          (Rmb)         (US$)
                                                                           (Illustrative Only)
     Received from:
     Marketing and value added
       service fee income           353,923         290,100        431,405        52,057
                                  =========       =========      =========     =========

     Paid to:
     Management fee expense         165,000         180,000         45,000         5,430
     Telecommunication expense      499,834         579,724      1,021,096       123,215
                                  ---------       ---------      ---------     ---------

                                    664,834         759,724      1,066,096       128,645
                                  =========       =========      =========     =========

5.   Acquisitions
     ------------

     As discussed in Note 1, Migration entered into an agreement to be acquired by COL International during the fiscal year of 2002. This acquisition was completed on September 24, 2001. COL International is an entity incorporated in Delaware, USA, with no substantive assets or operations. Therefore, for financial reporting purposes, Migration was considered the acquiring entity. The continuing financial statements are those of Migration's from its inception with COL International being included from the date of acquisition. Legally, however, COL International is the parent company of Migration. All costs associated with the transactions were expensed in operations.

     Migration entered into an agreement with certain independent third parties to acquire 70% equity interests of Shangyi, a company incorporated in the PRC during the fiscal year of 2000. Shangyi and its predecessor entity have developed a website ("Construction Net") to facilitate the sale of construction materials in the PRC. This acquisition was completed on July 31, 2000.

                       COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Accounts Receivable
     -------------------

     The following information summarizes accounts receivable at:

                                           June 30,
                                             2001         JUNE 30, 2002
                                          ---------   --------------------
                                             (Rmb)     (Rmb)       (US$)
                                                               (Illustrative
                                                                   Only)

     Contract receivables on
       completed contracts                  222,906    433,437      52,301
     Other trade receivables                  8,581     35,800       4,320
                                           --------   --------    --------

                                            231,487    469,237      56,621

     Less: Allowance for doubtful
       accounts                                --     (129,122)    (15,581)
                                           --------   --------    --------

                                            231,487    340,115      41,040
                                           ========   ========    ========


7.   Property, Office Space and Equipment
     ------------------------------------

     Property, office space and equipment consists of the following:

                                         June 30,
                                          2001               June 30, 2002
                                       -----------    --------------------------
                                          (Rmb)          (Rmb)          (US$)
                                                                 (Illustrative Only)
     Properties                          2,548,699      2,548,699        307,550
     Vehicles                              308,000        228,000         27,513
     Computer equipment                  7,775,733      6,390,312        771,115
     Computer software                   6,731,615      4,419,621        533,313
     Office furniture                      290,898        209,830         25,320
     Other equipment                     1,937,781      1,371,755        165,529
                                       -----------    -----------    -----------

                                        19,592,726     15,168,217      1,830,340
     Less : Accumulated depreciation
              and amortization          (9,745,641)   (10,093,031)    (1,217,920)
     Less : Impairment loss                   --       (1,565,590)      (188,919)
                                       -----------    -----------    -----------

                                         9,847,085      3,509,596        423,501
                                       ===========    ===========    ===========

     All computer software was purchased from third parties.

8.   Mortgage Loans Payable
     ----------------------

     During fiscal 2000, the Joint Venture purchased a staff quarter in Wuhan, PRC for Rmb522,444 (US$63,112). In connection with this purchase, the Joint
     Venture entered into a mortgage agreement for Rmb300,000, which has an outstanding balance of Rmb237,434 and Rmb180,205 (US$21,745) as of June 30, 2001 and 2002, respectively. The Joint Venture is required to make a


                       COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     monthly payment for 5 years starting from 2001 with interest at an annual rate of 5.5%. This debt is guaranteed by the general manager of the Wuhan branch. Annual principal repayment obligation under this obligation is as follows:

                                         June 30, 2002
                                    -----------------------
                                     (Rmb)           (US$)
                                               (Illustrative Only)

                        2003         60,554           7,307
                        2004         63,879           7,708
                        2005         55,772           6,730
                                    -------         -------

                                    180,205          21,745
                                    =======         =======


     The Joint Venture also purchased its offices in Wuhan, PRC for Rmb2,026,255
     (US$244,766) and has a related obligation for Rmb1,500,000 (US$181,004). In
     December 2000, the Joint Venture entered into a supplemental agreement with the seller of the property whereby a further down-payment of Rmb110,000 was paid in early January 2001 and the remaining balance of Rmb1,390,000 plus the accrued interest at the rate of 5.31% per annum are to be repaid by a monthly installment of Rmb26,428 for 5 years during the period from January
     2001 to December 2005. Therefore, as of June 30, 2001, the Rmb1,500,000 is reflected as a current liability, but as of June 30, 2002, this loan is classified as long-term based on the schedule below:


                                         June 30, 2002
                                  ---------------------------
                                    (Rmb)             (US$)
                                               (Illustrative Only)

                  2003              269,974            32,578
                  2004              284,664            34,351
                  2005              300,152            36,219
                  2006              156,145            18,842
                                  ---------         ---------
                                  1,010,935           121,990
                                  =========         =========

9.   Payable To/(Received From) Related Parties
     ------------------------------------------

                                                             June 30,
                                                               2001            June 30, 2002
                                                           ----------    -------------------------
                                                              (Rmb)         (Rmb)         (US$)
                                                                                    (Illustrative Only)

     COL International                                        202,149           --            --
     Minority stockholder of Joint Venture (Note a)          (351,627)          --            --
     Minority stockholder of Shangyi                          214,660        214,660        25,903
     Majority stockholder of COL International (Note b)    39,585,464     51,784,441     6,248,801

     All payables with related parties are without interest or collateral.

     Note:

a. Net of an allowance for doubtful accounts of Rmb533,014 (US$64,319) as at June 30, 2002.

b. Pursuant to the Loan Agreement, Honview agreed to lend Migration its cash needs, from time to time, at any time until January 1, 2004 up to an aggregate principal amount of US$8 million. As a result of Migration


                       COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     becoming a wholly owned subsidiary of COL International, any amounts loaned from Honview prior to February 8, 2001, the effective date of the registration statement related to COL International's initial public offering, may be paid at the option of Honview, by converting, at any time after October 10, 2001, part or all the unpaid principal amount of the loan into shares of COL International's common stock, at a price equal to the greater of $1.20 per share or 90 percent of the average weighted trading price of the common stock for the 20 trading days preceding the date of notice of exercise of conversion. Any amounts loaned from Honview after the effective date of this registration statement may be paid, at the option of Honview, by converting, at any time after October 10, 2001, part or all the unpaid principal amount of the loan into shares of COL International's common stock, at a price equal to the greater of $1.20 per share or 110 percent of weighted average trading price of common stock for the 20 trading days preceding the date of the loan.

10.  Commitments and Contingencies
     -----------------------------

     Operating Leases - As of June 30, 2002, COL International has the following non-cancelable lease commitments for the year ending June 30:

                                           June 30, 2002
                                      ------------------------
                                        (Rmb)          (US$)
                                                 (Illustrative Only)

                2003                    671,072         80,978
                2004                    276,810         33,403
                2005                    263,690         31,819
                2006                    285,300         34,427
                Thereafter              523,050         63,116
                                      ---------      ---------

                                      2,019,922        243,743
                                      =========      =========


     Rent expense charged to operations was Rmb567,445, Rmb631,088 and Rmb962,599 (US$116,156) for the eleven months ended June 30, 2000, the year ended June 30, 2001 and the year ended June 30, 2002, respectively.

11.  Taxes
     -----

     COL International and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate.

     The Joint Venture and Shangyi, which were established in the PRC, are subject to the PRC income taxes at a rate of 33%. However, the Shenzhen head office of the Joint Venture is entitled to full exemption from income tax for one year starting from the first profit making year and 50% tax reduction in the subsequent two years. No provision for PRC income tax has been provided for in the financial statements as the Joint Venture and Shangyi in the PRC were operating at a loss for the periods presented.

     Migration operates in Hong Kong where the statutory tax rate is 16% on assessable income arising in Hong Kong. Migration is exempt from any BVI income taxes under BVI International Business Act for its operations being located only in Hong Kong.


                       COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     As of June 30, 2002, COL International has a net operating loss (NOL) carryforward for tax reporting purposes in the PRC of approximately
     Rmb31,000,000 (US$3,740,754). Under PRC taxation laws, NOL of each year can only be carried forward for a maximum of 5 years.

     Deferred income taxes are provided for differences between the tax and book basis of assets and liabilities as a result of temporary differences in the recognition of revenues or expenses for tax and financial reporting purposes, which relates primarily to certain items not currently deductible for tax purposes until paid.

     Deferred tax assets resulting from these differences, consist of the following:

                                       Hong Kong                             PRC
                                       ---------                             ---
                                        June 30,                           June 30,
                                 -----------------------   -----------------------------------------
                                   2001          2002         2001           2002            2002
                                   (Rmb)        (Rmb)         (Rmb)          (Rmb)          (US$)
                                                                                     (Illustrative only)
     Net operating loss
         carryforwards                  --          --       5,236,971      9,504,125      1,146,858
     Other                              --          --       2,590,871      2,388,523        288,222
                                 -----------   ---------   -----------    -----------    -----------

     Deferred tax assets                --          --       7,827,842     11,892,648      1,435,080

     Less: Valuation allowance          --          --      (7,827,842)   (11,892,648)    (1,435,080)
                                 -----------   ---------   -----------    -----------    -----------

                                        --          --            --             --             --
                                 ===========   =========   ===========    ===========    ===========

     The valuation allowances on COL International's ability to utilize its net operating loss has reduced the Company's expected tax benefit in PRC from 16.5% (first profit making year) to 0%.

     In addition, the Joint Venture and Shangyi are subject to business taxes in the PRC and are required to pay 5% of revenues generated from marketing and value added services, computer software, and network development. Business taxes are netted against revenues.

12.  Major Customers
     ---------------

     The following customers totaled more than 10% of sales:

                                                       Year ended June 30
                                                    ------------------------
                                                    2000      2001      2002

     A                                               39%       48%       12%
     B (minority stockholder in the Joint Venture)   23%       25%       22%
     C                                               0%        16%        0%
     D                                               24%        0%        0%
     E                                               13%        0%        0%
     F                                               0%         0%       52%

13.  Legal Proceedings
     -----------------

     On July 27, 2000, ChinaOnline Inc., a provider of business news and information regarding China in the United States, sent the Company a letter claiming that our use of the CHINAONLINE mark constitutes and infringement and dilution of the trademark rights of ChinaOnline Inc. in its CHINAONLINE trademark, which they claimed had been registered in the United States. ChinaOnline Inc. demanded that the Company cease and desist all use of the CHINAONLINE mark, including as a company name. On August 21, 2000, ChinaOnline Inc. sent a second letter stating that it will take appropriate action in the event that we fail to cease and desist all use of the CHINAONLINE mark. The Company has responded to these claims by stating that, under relevant legal principles, the use of the name "COL China Online International Inc." does not infringe on, dilute or otherwise injure any trademark rights of the claimant.