Form 10QSB
period 2002-09-30
COL CHINA ONLINE INTERNATIONAL INC
filed 2002-11-15
CIK 1114274

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

                For the quarterly period ended September 30, 2002

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

As of September 30, 2002, the Registrant had outstanding 50,155,000 shares of its common stock, par value $.001.

Transitional Small Business Disclosure Format (Check One):
Yes           No    X
    -------      -------
================================================================================

                       COL China Online International Inc.
                          (A Development Stage Company)

                                   FORM 10-QSB

                               September 30, 2002

                                Table of Contents

                                                                        Page No.
PART I.  FINANCIAL INFORMATION



Item 1     Financial Statements:
           Condensed Consolidated Balance Sheets as of
             September 30, 2002 (unaudited) and June 30, 2002              1
           Condensed Consolidated Statements of Operations
             for the three months ended September
             30, 2002 and 2001 (unaudited)                                 2
           Condensed Consolidated Statements of Cash Flows
             for the three months ended September
             30, 2002 and 2001 (unaudited)                                 3
           Notes to Condensed Consolidated Financial Statements            4
Item 2     Management's Discussion and Analysis of Financial
             Condition and Results of Operations                           7
Item 3     Controls and Procedures                                        11


PART II.  OTHER INFORMATION

Item 6     Exhibits and Reports on Form 8-K                               11



Signature Page

Certifications

                                             PART I. FINANCIAL INFORMATION

Item 1.   Financial Statements

                                           COL CHINA ONLINE INTERNATIONAL INC.
                                         CONDENSED CONSOLIDATED BALANCE SHEETS







                                                                      JUNE 30, 2002    SEPTEMBER 30, 2002  (unaudited)
                                                                     -------------    --------------------------------
                                                                        (Rmb)              (Rmb)              (US$)
                            Assets                                                                 (Illustrative Only)
                            ------
CURRENT ASSETS:
    Cash                                                                 368,839            606,661             73,381
    Accounts receivable, net of an allowance for doubtful
         accounts of Rmb129,122 and of nil, respectively                 340,115             19,600              2,371
    Inventories                                                           19,840               --                 --
    Prepaid expense and other receivables                                266,992            275,085             33,274
                                                                     -----------        -----------        -----------

             Total current assets                                        995,786            901,346            109,026

PROPERTY, OFFICE SPACE AND EQUIPMENT, net of accumulated
    depreciation of Rmb9,492,563 and Rmb 1,507,000,
    respectively                                                       3,509,596          3,478,387            420,740
                                                                     -----------        -----------        -----------

TOTAL ASSETS                                                           4,505,382          4,379,733            529,766
                                                                     ===========        ===========        ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

CURRENT LIABILITIES:
    Current portion of mortgage loans payable                            330,528            334,959             40,516
    Accounts payable and accrued expenses                              2,203,103          1,654,314            200,104
    Due to a minority stockholder                                        214,660            214,660             25,965
    Taxes payable                                                        260,894            288,760             34,928
                                                                     -----------        -----------        -----------

             Total current liabilities                                 3,009,185          2,492,693            301,513

NOTES PAYABLE:
    Majority Stockholder                                              51,784,441         54,408,030          6,581,112
    Mortgage loans payable - net of current portion                      860,612            775,196             93,767
                                                                     -----------        -----------        -----------

             Total notes payable                                      52,645,053         55,183,226          6,674,879

STOCKHOLDERS' DEFICIENCY:
    Preferred stock, US$0.001 par value, 5,000,000 shares
         authorized, none outstanding                                       --                 --                 --
    Common stock, US$0.001 par value, 100,000,000 shares
         authorized, 50,155,000 shares issued and outstanding            408,864            408,864             50,155
    Additional paid-in capital                                         1,214,118          1,214,118            146,858
    Accumulated deficit                                              (52,738,071)       (54,898,494)        (6,641,138)
    Accumulated other comprehensive loss                                 (33,767)           (20,674)            (2,501)
                                                                     -----------        -----------        -----------


             Total stockholders' deficiency                          (51,148,856)       (53,296,186)        (6,446,626)
                                                                     -----------        -----------        -----------


TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                         4,505,382          4,379,733            529,766
                                                                     ===========        ===========        ===========


                      See accompanying notes to these condensed consolidated financial statements




                                                COL CHINA ONLINE INTERNATIONAL INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                        FOR THE THREE MONTHS ENDED
                                                        ---------------------------------------------------------
                                                        SEPTEMBER 30, 2001                     SEPTEMBER 30, 2002
                                                        ------------------    -----------------------------------
                                                          (Rmb)                  (Rmb)                 (US$)
                                                                                            (Illustrative Only)

NET REVENUES:
    Computer network installations                        147,311                   --                     --
    Transaction fee                                        13,021                   --                     --
    Business services revenue                                 651                    898                    109
    Sale of software                                       22,378                   --                     --
    Marketing fees, minority stockholder                   73,123                133,729                 16,176
                                                      -----------            -----------            -----------

         Total revenues                                   256,484                134,627                 16,285

COST OF SALES:
    Computer network installations                        109,521                   --                     --
    Transaction costs                                      11,300                   --                     --
    Business services costs                                 4,440                    392                     47
    Cost of software sold                                  10,500                   --                     --
    Communication costs                                   234,511                302,829                 36,630
                                                      -----------            -----------            -----------

                                                          370,272                303,221                 36,677
                                                      -----------            -----------            -----------

    Gross Margin                                         (113,788)              (168,594)               (20,392)

OPERATING EXPENSES:
    General and administrative                          2,217,378              2,693,022                326,444
    Amortization and depreciation                       1,208,846                133,610                 16,161
                                                      -----------            -----------            -----------

         Total operating expenses                       3,426,224              2,826,632                342,605
                                                      -----------            -----------            -----------

OPERATING LOSS                                         (3,540,012)            (2,995,226)              (362,997)

    Other income                                            1,817                834,803                100,976
                                                      -----------            -----------            -----------

LOSS BEFORE MINORITY INTEREST                          (3,538,195)            (2,160,423)              (262,021)

    Minority interest                                        --                     --                     --
                                                      -----------            -----------            -----------

NET LOSS                                               (3,538,195)            (2,160,423)              (262,021)

OTHER COMPREHENSIVE LOSS                                     --                  (13,092)                (1,588)
                                                      -----------            -----------            -----------

COMPREHENSIVE LOSSES                                   (3,538,195)            (2,173,515)              (263,609)
                                                      ===========            ===========            ===========

BASIC AND FULLY DILUTED NET LOSS PER SHARE                  (0.08)                 (0.04)                (0.005)
                                                      ===========            ===========            ===========

WEIGHTED AVERAGE COMMON SHARES                         42,195,814             50,155,000             50,155,000
                                                      ===========            ===========            ===========



                      See accompanying notes to these condensed consolidated financial statements




                                                        COL CHINA ONLINE INTERNATIONAL INC.
                                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                              FOR THE THREE MONTHS ENDED
                                                              -----------------------------------------------------
                                                              SEPTEMBER 30, 2001               SEPTEMBER 30, 2002
                                                              ------------------     ------------------------------
                                                                    (Rmb)               (Rmb)                (US$)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                   (3,538,195)         (2,160,423)           (262,021)
     Adjustments to reconcile net loss to net cash used
      in operating activities:
         Amortization and depreciation                           1,208,846             133,610              16,161
         Gain on disposal of computer equipment and
           Education Net                                              --              (395,991)            (47,898)
         Provision for staff welfare written back                     --              (436,479)            (52,796)
         Change in operating assets and liabilities:
           Decrease (increase) in:
              Accounts receivables                                 130,091             (33,494)             (4,051)
              Other assets                                        (357,428)             41,908               5,069
              Inventories                                           10,500              19,840               2,400
           Increase (decrease) in:
              Accounts payable and accrued expenses                267,086            (112,311)            (12,885)
              Taxes payable                                         11,075              27,866               3,371
              Billings in excess of costs and estimated
               earnings on uncompleted contracts                   (86,265)               --                  --
                                                                ----------          ----------          ----------

         Net cash used in operating activities                  (2,354,290)         (2,915,474)           (352,650)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment                                        (411,556)           (152,401)            (18,434)
     Sales of Education Net                                           --               750,000              90,719
     Net cash acquired in acquisition of COL
        International under reverse acquisition                     63,308                --                  --
                                                                ----------          ----------          ----------

         Net cash (used) received in investing activities         (348,248)            597,599              72,285

CASH FLOWS FROM FINANCING ACTIVITIES:
     Mortgage loans (repayments)                                   (76,740)            (80,985)             (9,796)
     Advances from Majority Stockholder                          1,520,979           2,623,589             317,345
     Minority stockholders interest and advance                    (82,094)               --                  --
                                                                ----------          ----------          ----------

         Net cash provided by financing activities               1,362,145           2,542,604             307,549
                                                                ----------          ----------          ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                             (3,077)             13,093               1,584
                                                                ----------          ----------          ----------

NET (DECREASE) INCREASE IN CASH                                 (1,343,470)            237,822              28,768
                                                                ----------          ----------          ----------

CASH, beginning of period                                        1,858,434             368,839              44,613
                                                                ----------          ----------          ----------

CASH, end of period                                                514,964             606,661              73,381
                                                                ==========          ==========          ==========

CASH PAID FOR INTEREST                                              20,196              16,638               2,013
                                                                ==========          ==========          ==========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Issuance of common stock for acquisition
      of subsidiaries                                               67,662                --                  --
                                                                ==========          ==========          ==========

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

                       COL CHINA ONLINE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2.       Basis of Presentation
         ---------------------

          The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements have been prepared on the same basis as the annual financial statements except for certain accounting policies used by Migration as detailed in the Form 10-QSB for the quarter ended September 30, 2001. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002, which was filed October 11, 2002. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2002 and the results of its operations and cash flows for the quarter then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

          The amounts included in the financial statements are presented in Renminbi ("Rmb") which is COL International's functional currency, unless otherwise indicated as US dollars, because COL International's operations are primarily located in the PRC. For illustrative purposes, the condensed consolidated balance sheet as of September 30, 2002 and condensed consolidated statement of operations for the three months ended September 30, 2002 and condensed consolidated statement of cash flows for the three months ended September 30, 2002 have been translated into US dollars at approximately 8.2673 Rmb to the dollar, which was the exchange rate at September 30, 2002.


3.       Recent Accounting Pronouncements
         --------------------------------

          In October 2002, the Financial Accounting Standards Board ("FASB") issued SFAS No. 147 "Acquisitions of Certain Financial Institutions", which is an amendment to SFAS No. 72 "Accounting for Certain Acquisitions of Banking or Thrift Institutions" and Interpretation No.
          9. This statement removes acquisitions of financial institutions from the scope of both SFAS No. 72 and Interpretation No. 9 except for transactions between two or more mutual enterprises. This statements requires that the application of the purchase method of accounting will be applied to the acquisition of financial institutions, except for transaction between two or more mutual enterprises, in line with those required in both SFAS No. 141 "Business Combinations" and No.142 "Goodwill and Other Tangible Assets". This statement becomes effective on October 1, 2002 and earlier adoption is permitted. However, the Company did not elect earlier adoption of this statement for preparing its financial statements. This statement is not expected to have a material impact on the Company.


4.       Comprehensive Income (Loss)
         --------------------------

          The Company accounts for comprehensive income (loss) in accordance with SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined therein, refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. Accumulated other comprehensive income (loss) for the three months ended September 30, 2002 represented foreign currency translation adjustments.

                       COL CHINA ONLINE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.       Net Loss Per Share
         ------------------

          Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding.

          Pursuant to the Company's 2000 Stock Option Plan, options may be granted to purchase an aggregate of 4,000,000 shares of common stock to key employees and other persons who have or are contributing to the Company's success. As of September 30, 2002, no options had been granted under the 2000 plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This document contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. When used in this document, the words "expects", "anticipates", "intends" and "plans" and similar expressions are intended to identify certain of these forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed in this document. Factors that could cause or contribute to such difference include those discussed below and in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002.

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

Going concern - The ability of COL International to continue operations as a going concern is depend upon the continued support from Honview International Limited ("Honview"), a former shareholder of Migration, which is now a major stockholder of COL International, until such time as, when or if, the combined entity of COL International and Migration achieve profitable operations and/or additional funds are raised in future private and public offerings.

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

Migration is a British Virgin Islands (BVI) corporation incorporated on May 18, 1998. Migration has been providing marketing and technical services for an Internet Service Provider (ISP) and value added services generally related to the installation of computer network system (i.e. Local Area Networks LANs) in the PRC. Migration is also developing proprietary websites in which it markets services and products of other companies and receive subscriber and/or transactional fees for its services. Migration designs websites and provides hosting services to other companies.

Disposal - COL International terminated the Education Net business in Wuhan by disposal of its entire interest in and assets of Education Net for a total consideration of Rmb750,000 (US$90,719) in July 2002. During the three months ended September 30, 2002, the Wuhan business recorded an operating loss of Rmb304,822 (US$36,870) from ordinary activities, while the operating loss of the last corresponding period was Rmb820,504 (US$99,247), representing a 63% decrease in operating loss as compared with the three months ended September 30, 2001. The non-recurring transaction resulted in gain on disposal of equipment and Education Net of Rmb395,991 (US$47,898) as well as provision for staff welfare fund written back of Rmb436,479 (US$52,796), totaling Rmb832,470 (US$100,694), which was included in other income, for the three months ended September 30, 2002.

Plan of Operations

     To re-focus the Company's operation in Shanghai, the Company divested its operations in Wuhan in July 2002. COL International intends to pursue the following in Shanghai:

     o Attempting to increase the competitiveness of the Company's products by actively seeking alternative suppliers for various services the Company is offering.

     o Commencing an operation to provide internet services to Sino Foreign Joint Ventures and Foreign Owned Companies in the area of Shanghai.

     o    Pursuing a calling card service in Shanghai.

     o Seeking a strategic alliance with traditional media to promote the Company name and products.

     The Company has a negative cash flows from operating activities and is seeking additional financing in order to satisfy its cash requirements. The Company anticipates that it will require Rmb7,200,000 (or approximately US$870,000) in financing during the next 12 months to satisfy its cash requirements. COL International, through its Migration subsidiary, currently employs approximately 70 employees in China. As COL International pursues its plan of operations, it anticipates hiring up to 30 additional employees in the next 12 months.

     We anticipate making no purchases or sales of plant and significant equipment in the coming year, apart from the possible addition of more servers to keep pace with future growth. We do not expect the costs of additional servers to be material.


Results of Operations

     Revenues for the three months ended September 30, 2002 mainly comprised of marketing fees received from Shenzhen Rayes Group Co., Ltd. ("Rays Group") of Rmb133,729 (US$16,176), representing an increase in 82%, as compared to marketing fees of Rmb73,123 for the three months ended September 30, 2001. No revenue was derived from computer network installation for the three months ended September 30, 2002 mainly due to major installation contracts having previously been completed in last year. In contrast, such revenue of Rmb147,311 with a gross profit margin of approximately 26 percent was recorded for the three months ended September 30, 2001.

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

     In connection with these services, the Company has an agreement with Rayes Group to reimburse Rayes Group for their actual transmission (i.e., telephone line) costs, provided that Rayes Group will pay all incremental costs related to expansion of the telecommunications facilities related to the ISP operations. These amounts totaled Rmb234,511 and Rmb302,829 (US$36,630) during the three months ended September 30, 2001 and September 30, 2002, respectively. The Joint Venture has no long-term commitments in connection with its telecommunication costs other than management fees payable to the Rayes Group for providing services.

     General and administrative costs include salaries, rent, travel and other overhead costs. For the three months ended September 30, 2001 and 2002, general and administrative costs totaled Rmb2,217,378 and Rmb2,693,022 (US$326,444), respectively. These costs are increasing as the Company continues to expand its business services.

     Amortization and depreciation expense for the three months ended September 30, 2001 and September 30, 2002 was Rmb1,208,846 and Rmb133,610 (US$16,161),
respectively. The decrease represents the impairment loss had been provided for intangible assets in the fiscal year ended June 30, 2002.

     The Company has not recognized any future tax benefits resulting from its operating losses due to the uncertainty of future realization.

     No share of loss has been absorbed by minority interest holder for the three months ended September 30, 2002 as its initial capital contribution was fully absorbed.

     The above has resulted in net losses of Rmb3,538,195 and Rmb2,160,423 (US$262,021) for the three months ended September 30, 2001 and September 30, 2002 respectively. The Company expects to continue to incur losses until its services are more fully developed and accepted in China.

Liquidity and Capital Resources

     As of June 30, 2002 and September 30, 2002, the Company had a negative working capital of Rmb2,013,399 and Rmb1,591,347 (US$192,487), respectively. As of September 30, 2002, advances from the majority stockholder totaled Rmb54,408,030 (US$6,581,112). The Company's management believes the majority stockholder will continue to provide financial support to the Company and the majority stockholder has signed a note agreement to provide up to US$8,000,000. Migration's ability to continue operations is currently dependent upon continued financial support from its majority stockholder. Also included in liabilities at June 30, 2002 and September 30, 2002 is Rmb1,191,140 and Rmb1,110,155
(US$134,283), respectively, incurred in connection with the purchase of office space and staff quarter in Wuhan, China.

     Cash was used in operating activities for the three months period ended September 30, 2002 was Rmb2,915,474 (US$352,650) as compared with Rmb2,354,290 for the three months ended September 30, 2001. The cash used in operations was to fund operating losses of Rmb3,538,195 and Rmb2,160,423 (US$262,021), generally offset by non-cash expenses related to amortization and depreciation of Rmb1,208,846 and Rmb133,610 (US$16,161), gain on disposal of equipments and Education Net of nil and Rmb395,991 (US$47,898) as well as provision for staff welfare fund written back of nil and of Rmb436,479 (US$52,796) for the three months ended September 30, 2001 and September 30, 2002, respectively.

     Cash outflow from investing activities for the three months ended September 30, 2001 was Rmb348,248 while an inflow of cash for the three months ended September 30, 2002 was Rmb597,599 (US$72,285) that was due to cash receipt from disposal of Education Net amounted to Rmb750,000 (US$90,719) from the acquirer for the period.

     Cash flows from financing activities have generally come from advances by the majority stockholder of the Company. During the three months ended September 30, 2001 and September 30, 2002, the majority stockholder has advanced Rmb1,520,979 and Rmb2,623,589 (US$317,345), respectively.


Critical Accounting Policies

     The Company's significant accounting policies are described in note 2 to the financial statements for the years ended June 30, 2001 and 2002 included in the accompanying financial statements and notes to consolidated financial statements. The Company believes its most critical accounting policies include accounting for provision for doubtful debts and impairment loss provision=