Form 10QSB
period 2002-12-31
COL CHINA ONLINE INTERNATIONAL INC
filed 2003-02-14
CIK 1114274

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ________________

                                  FORM 10 - QSB
                                ________________

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                For the quarterly period ended December 31, 2002

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
Yes    X    No
    -------    -------

As of December 31, 2002, the Registrant had outstanding 50,155,000 shares of its common stock, par value $.001.

Transitional Small Business Disclosure Format (Check One):
Yes         No    X
    -------    -------

================================================================================

                       COL China Online International Inc.


                                   FORM 10-QSB

                                December 31, 2002

                                Table of Contents

                                                                        Page No.

PART I.  FINANCIAL INFORMATION



Item 1    Financial Statements:

          Condensed Consolidated Balance Sheets as of December 31, 2002
            (unaudited) and June 30, 2002                                  1

          Condensed Consolidated Statements of Operations for the three
            and six months ended December 31, 2002 and 2001 (unaudited)    2

          Condensed Consolidated Statements of Cash Flows for the six
            months ended December 31, 2002 and 2001 (unaudited)            4

          Notes to Condensed Consolidated Financial Statements             5

Item 2    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                      8

Item 3    Controls and Procedures                                         13


PART II.  OTHER INFORMATION



Signature Page

Certifications


                                       PART I FINANCIAL INFORMATION
Item 1. Financial Statements

                                    COL CHINA ONLINE INTERNATIONAL INC.
                                   CONDENSED CONSOLIDATED BALANCE SHEETS


                                                               JUNE 30, 2002  DECEMBER 31, 2002 (unaudited)
                                                               -------------  -----------------------------
                                                                       (Rmb)          (Rmb)           (US$)
                                                                                        (Illustrative Only)
                   Assets
                   ------
CURRENT ASSETS:
    Cash                                                            368,839        295,023         35,600
    Accounts receivable, net of allowance for doubtful
         accounts of Rmb129,122 and of Rmb nil, respectively        340,115         45,100          5,442
    Inventories                                                      19,840           --             --
    Prepaid expense and other receivables                           266,992        371,835         44,869
                                                                -----------    -----------    -----------

             Total current assets                                   995,786        711,958         85,911

PROPERTY, OFFICE SPACE AND EQUIPMENT, net of accumulated
    depreciation and impairment of Rmb11,658,621 and
    Rmb11,143,282 (US$1,344,654), respectively                    3,509,596      3,916,261        472,573
                                                                -----------    -----------    -----------

TOTAL ASSETS                                                      4,505,382      4,628,219        558,484
                                                                ===========    ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

CURRENT LIABILITIES:
    Current portion of mortgage loans payable                       330,528        339,438         40,960
    Accounts payable and accrued expenses                         2,203,103      1,350,192        162,926
    Due to a minority stockholder                                   214,660        214,660         25,903
    Taxes payable                                                   260,894        215,672         26,025
                                                                -----------    -----------    -----------

             Total current liabilities                            3,009,185      2,119,962        255,814

NOTES PAYABLE:
    Majority Stockholder                                         51,784,441     57,514,650      6,940,262
    Mortgage loans payable - net of current portion                 860,612        688,642         83,098
                                                                -----------    -----------    -----------

             Total notes payable                                 52,645,053     58,203,292      7,023,360

STOCKHOLDERS' DEFICIENCY:
    Preferred stock, US$0.001 par value, 5,000,000 shares
         authorized, none outstanding                                  --             --             --
    Common stock, US$0.001 par value, 100,000,000 shares
         authorized, 50,155,000 shares issued and outstanding       408,864        408,864         50,155
    Additional paid-in capital                                    1,214,118      1,214,118        146,507
    Accumulated deficit                                         (52,738,071)   (57,281,082)    (6,912,895)
    Accumulated other comprehensive loss                            (33,767)       (36,935)        (4,457)
                                                                -----------    -----------    -----------

             Total stockholders' deficiency                     (51,148,856)   (55,695,035)    (6,720,690)
                                                                -----------    -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                    4,505,382      4,628,219        558,484
                                                                ===========    ===========    ===========


                See accompanying notes to these condensed consolidated financial statements


                          COL CHINA ONLINE INTERNATIONAL INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                  FOR THE THREE MONTHS ENDED
                                        ----------------------------------------------
                                        DECEMBER 31, 2001        DECEMBER 31, 2002
                                        -----------------   --------------------------
                                                    (Rmb)          (Rmb)          (US$)
                                                                    (Illustrative Only)

NET REVENUES:
    Computer network installations             1,008,095         58,842          7,100
    Transaction fee                                  142           --             --
    Business services revenue                      6,679           --             --
    Sale of software                              10,803           --             --
    Marketing fees, minority stockholder          93,050        125,327         15,123
                                             -----------    -----------    -----------

         Total revenues                        1,118,769        184,169         22,223

COST OF SALES:
    Computer network installations               680,007         56,800          6,854
    Transaction costs                                377           --             --
    Business services costs                       53,243           --             --
    Cost of software sold                          6,000           --             --
    Communication costs                          274,711        310,042         37,413
                                             -----------    -----------    -----------

                                               1,014,338        366,842         44,267
                                             -----------    -----------    -----------

    Gross Margin                                 104,431       (182,673)       (22,044)

OPERATING EXPENSES:
    General and administrative                 2,974,087      2,058,062        248,345
    Amortization and depreciation              1,218,216        143,720         17,343
                                             -----------    -----------    -----------

         Total operating expenses              4,192,303      2,201,782        265,688
                                             -----------    -----------    -----------

OPERATING LOSS                                (4,087,872)    (2,384,455)      (287,732)

    Other income                                    --            1,867            225
                                             -----------    -----------    -----------

LOSS BEFORE MINORITY INTEREST                 (4,087,872)    (2,382,588)      (287,507)

    Minority interest                               --             --             --
                                             -----------    -----------    -----------

NET LOSS                                      (4,087,872)    (2,382,588)      (287,507)
                                             ===========    ===========    ===========

OTHER COMPREHENSIVE (LOSS) GAIN                     (889)         9,924          1,198
                                             -----------    -----------    -----------

COMPREHENSIVE LOSSES                           4,088,761     (2,372,664)      (286,309)
                                             ===========    ===========    ===========

BASIC AND FULLY DILUTED NET LOSS PER SHARE         (0.08)        (0.048)        (0.005)
                                             ===========    ===========    ===========

WEIGHTED AVERAGE COMMON SHARES                50,155,000     50,155,000     50,155,000
                                             ===========    ===========    ===========


      See accompanying notes to these condensed consolidated financial statements


                          COL CHINA ONLINE INTERNATIONAL INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                   FOR THE SIX MONTHS ENDED
                                        ----------------------------------------------
                                        DECEMBER 31, 2001        DECEMBER 31, 2002
                                        -----------------   --------------------------
                                                    (Rmb)          (Rmb)          (US$)
                                                                    (Illustrative Only)

NET REVENUES:
    Computer network installations             1,155,406         58,842          7,100
    Transaction fee                               13,163           --             --
    Business services revenue                      7,330            898            108
    Sale of software                              33,181           --             --
    Marketing fees, minority stockholder         166,173        259,056         31,260
                                             -----------    -----------    -----------

         Total revenues                        1,375,253        318,796         38,468

COST OF SALES:
    Computer network installations               789,528         56,800          6,854
    Transaction costs                             11,677           --             --
    Business services costs                       57,683            392             47
    Cost of software sold                         16,500           --             --
    Communication costs                          509,222        612,871         73,955
                                             -----------    -----------    -----------

                                               1,384,610        670,063         80,856
                                             -----------    -----------    -----------

    Gross Margin                                  (9,357)      (351,267)       (42,388)

OPERATING EXPENSES:
    General and administrative                 5,189,648      4,751,084        573,311
    Amortization and depreciation              2,427,062        277,330         33,465
                                             -----------    -----------    -----------

         Total operating expenses              7,616,710      5,028,414        606,776
                                             -----------    -----------    -----------

OPERATING LOSS                                (7,626,067)    (5,379,681)      (649,164)

    Other income                                    --          836,670        100,961
                                             -----------    -----------    -----------

LOSS BEFORE MINORITY INTEREST                 (7,626,067)    (4,543,011)      (548,203)

    Minority interest                               --             --             --
                                             -----------    -----------    -----------

NET LOSS                                      (7,626,067)    (4,543,011)      (548,203)
                                             ===========    ===========    ===========

OTHER COMPREHENSION LOSS                            --           (3,168)          (382)
                                             -----------    -----------    -----------

COMPREHENSIVE LOSSES                           7,626,067     (4,546,179)      (548,585)
                                             ===========    ===========    ===========

BASIC AND FULLY DILUTED NET LOSS PER SHARE         (0.17)         (0.09)         (0.01)
                                             ===========    ===========    ===========

WEIGHTED AVERAGE COMMON SHARES                46,175,407     50,155,000     50,155,000
                                             ===========    ===========    ===========


      See accompanying notes to these condensed consolidated financial statements


                               COL CHINA ONLINE INTERNATIONAL INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                              FOR THE SIX MONTHS ENDED
                                                    ---------------------------------------------
                                                    DECEMBER 31, 2001       DECEMBER 31, 2002
                                                    -----------------   -------------------------
                                                                (Rmb)         (Rmb)         (US$)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                             (7,626,067)   (4,543,011)     (548,203)
     Adjustments to reconcile net loss to net cash used
      in operating activities:
         Amortization and depreciation                     2,427,062       277,330        33,465
         Gain on disposal of computer equipment and
           Education Net                                        --        (395,991)      (47,784)
         Provision for staff welfare written back               --        (436,479)      (52,670)
         Provision for doubtful debts                           --         289,473        34,931
         Change in operating assets and liabilities:
           Decrease (increase) in:
              Accounts receivables                            86,000       (58,994)       (7,119)
              Other assets                                  (209,152)     (274,583)      (33,134)
              Inventories                                     16,500        19,840         2,394
           Increase (decrease) in:
              Accounts payable and accrued expenses         (214,653)     (416,432)      (50,251)
              Taxes payable                                   55,495       (45,222)       (5,457)
              Billings in excess of costs and estimated
               earnings on uncompleted contracts             (86,265)         --            --
                                                          ----------    ----------    ----------

         Net cash used in operating activities            (5,551,080)   (5,584,069)     (673,828)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment                                  (440,636)     (733,994)      (88,570)
     Sales of Education Net                                     --         750,000        90,502
     Net cash acquired in acquisition of COL
        International under reverse acquisition               63,308          --            --
                                                          ----------    ----------    ----------

         Net cash (used in) provided by investing
           activities                                       (377,328)       16,006         1,932

CASH FLOWS FROM FINANCING ACTIVITIES:
     Mortgage loans repayments                              (154,525)     (163,060)      (19,676)
     Advances from Majority Stockholder                    4,829,266     5,730,209       691,461
     Minority stockholders interest and advance             (221,931)      (69,734)       (8,415)
                                                          ----------    ----------    ----------

         Net cash provided by financing activities         4,452,810     5,497,415       663,370
                                                          ----------    ----------    ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                         (889)       (3,168)         (382)
                                                          ----------    ----------    ----------

NET DECREASE IN CASH                                      (1,476,487)      (73,816)       (8,908)
                                                          ----------    ----------    ----------

CASH, beginning of period                                  1,858,434       368,839        44,508
                                                          ----------    ----------    ----------

CASH, end of period                                          381,947       295,023        35,600
                                                          ==========    ==========    ==========

CASH PAID FOR INTEREST                                        29,738        55,236         6,665
                                                          ==========    ==========    ==========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Issuance of common stock for acquisition
      of subsidiaries                                         67,662          --            --
                                                          ==========    ==========    ==========


           See accompanying notes to these condensed consolidated financial statements

                                             Page 4

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

     For financial reporting purposes, the acquisition of Migration by the Company on September 24, 2001 has been treated as a reverse acquisition. Migration is the continuing entity for financial reporting and the acquisition of COL International is considered a recapitalization and restructuring of Migration. On this basis, the historical financial statements prior to September 24, 2001 represent the financial statements of Migration. The historical shareholders' equity accounts of the Company have been retroactively restated to reflect the issuance of 40,200,000 shares of common stock since inception of Migration and the issuance of 9,955,000 shares of stock upon the merger with Migration.

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

                       COL CHINA ONLINE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2.   Basis of Presentation

     The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements have been prepared on the same basis as the annual financial statements. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002, which was filed October 11, 2002. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company as of December 31, 2002 and the results of its operations and cash flows for the quarter and six month periods then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

     The amounts included in the financial statements are presented in Renminbi ("Rmb") which is COL International's functional currency, unless otherwise indicated as US dollars, because COL International's operations are primarily located in the PRC. For illustrative purposes, the condensed consolidated balance sheet as of December 31, 2002 and condensed consolidated statement of operations for the three months and six months ended December 31, 2002, respectively and condensed consolidated statement of cash flows for the six months ended December 31, 2002 have been translated into US dollars at approximately 8.2871 Rmb to the dollar, which was the exchange rate at December 31, 2002.


3.   Recent Accounting Pronouncements

     In July 2002, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 146, "Accounting for Costs Associated with Exit or Disposal Activities" (SFAS 146). SFAS 146 requires companies to recognize costs associated with exit or disposal activities when they are incurred rather than at the date of a commitment to an exit or disposal plan. Examples of costs covered by SFAS 146 include lease termination costs and certain employee severance costs that are associated with a restructuring, discontinued operation, plant closing, or other exit or disposal activity. SFAS 146 is to be applied prospectively to exit or disposal activities initiated after December 31, 2002. The adoption of SFAS 146 is not expected to have a material effect on the Company's financial position or results of its operations.

     In August 2002, the FASB issued Statement of Financial Accounting Standards No. 147, "Acquisitions of Certain Financial Institutions" (SFAS 147). SFAS 147 requires financial institutions to follow the guidance in SFAS 141 and SFAS 142 for business combinations and goodwill and intangible assets, as opposed to the previously applied accounting literature. This statement also amends SFAS 144 to include in its scope long-term customer relationship intangible assets of financial institutions. The provisions of SFAS 147 do no apply to the Company.

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement 123" (SFAS148). For entities that change their accounting for stock-based compensation from the

                       COL CHINA ONLINE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning after December 31, 2003, the prospective method will no longer be allowed. The statement is not expected to have a material impact on the Company as there is no stock-based compensation granted.


4.   Comprehensive Income (Loss)

     The Company accounts for comprehensive income (loss) in accordance with SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined therein, refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. Accumulated other comprehensive income (loss) for the quarter and six months period ended December 31, 2002, respectively, represented foreign currency translation adjustments.


5.   Net Loss Per Share

     Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding.

     Pursuant to the Company's 2000 Stock Option Plan, options may be granted to purchase an aggregate of 4,000,000 shares of common stock to key employees and other persons who have or are contributing to the Company's success. As of December 31, 2002, no options had been granted under the 2000 plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations


This document contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. When used in this document, the words "expects", "anticipates", "intends" and "plans" and similar expressions are intended to identify certain of these forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed in this document. Factors that could cause or contribute to such difference include those discussed below and in the Company's Annual Report on Form 10 - KSB for the year ended June 30, 2002.


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

Going concern - The ability of COL International to continue operations as a going concern is dependent upon the continuing support from Honview International Limited ("Honview"), a former shareholder of Migration, which is now a major stockholder of COL International, until such time as, when or if, the combined entity of COL International and Migration achieve profitable operations and/or additional funds are raised in future private and public offerings.

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

Disposal - COL International terminated the Education Net business in Wuhan by disposal of its entire interest in and assets of Education Net for a total consideration of Rmb750,000 (US$90,502) in July 2002 and since then the operation in Wuhan was ceased. During the six months ended December 31, 2002, the Wuhan business recorded an operating loss of Rmb391,100 (US$47,194) from ordinary activities before the disposal of the Education Net, while the operating loss of the last corresponding period was Rmb1,392,401 (US$168,020), representing a 72% decrease in operating loss as compared with the six months ended December 31, 2001. The non-recurring transaction related to the disposal of Education Net resulted in gain on disposal of equipment of Rmb395,991 (US$47,784) as well as a reduction of staff welfare liabilities of Rmb436,479 (US$52,670), totaling Rmb832,470 (US$100,454), which was included in other income, for the six months ended December 31, 2002. COL International intends to dispose the two properties in Wuhan in near future.

Plan of operations:

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

o    Providing kiosk solutions in the loyalty, E-business and lottery market

The Company has negative cash flows from operating activities and is seeking additional financing in order to satisfy its cash requirements. The Company anticipates that it will require Rmb7,200,000 (or approximately US$870,000) in financing during the next 12 months to satisfy its cash requirements. COL International, through its Migration subsidiary, currently employs approximately 76 employees in China. COL International may recruit more staff once the above plan of operations is in place.

We anticipate making no purchases or sales of plant and significant equipment in the coming year, apart from the possible addition of more servers to keep pace with future growth. We do not expect the costs of additional servers to be material.


Results of Operations

     Revenues for the three months ended December 31, 2002 include installation revenue of Rmb58,842 (US$7,100) and marketing fees received from Shenzhen Rayes Group Co., Ltd. ("Rayes Group") of Rmb125,327 (US$15,123) compared to installation revenues of Rmb1,008,095 and marketing fees of Rmb93,050 for the three months ended December 31, 2001. Installation revenue and marketing fees received from Rayes Group for the six months ended December 31, 2002 was Rmb58,842 (US$7,100) and Rmb259,056 (US$31,260), respectively, compared to Rmb1,155,406 and Rmb166,173, respectively, for the six months ended December 31, 2001. The Company has entered into only a limited number of installation contracts, and revenue is recognized as project phases are completed and accepted by the customer. However, because there have been only a limited number of contracts, the Company's gross margin on installation revenue, which can vary between contracts based on negotiated price and materials installed (where lower margins are received), is not consistent between periods. For the three months ended December 31, 2002, the Company had a gross margin of approximately 3 percent based on costs of Rmb56,800 (US$6,854), whereas for the three months ended December 31, 2001, the Company had a gross margin of 33 percent. For the six months ended December 31, 2002, the Company had a gross margin of approximately 3 percent based on costs of Rmb56,800 (US$6,854), whereas for the six months ended December 31, 2001, the Company had a gross margin of 32 percent. Construction Net and Education Net have contributed transaction fee of Rmb142 and business services revenue of Rmb6,679 respectively for the three months ended December 31, 2001 but no revenues are derived for three months ended December 31, 2002. As mentioned in the overview section above, Education Net was disposed during the three months ended September 30, 2002 and as a result, the business services provided by the Education Net was terminated. Due to keen competition, no revenue are derived from transaction fee from Construction Net and sale of software for the three month and six month period ended December 31, 2002, respectively.

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

     In connection with these services, the Company has an agreement with Rayes Group to reimburse Rayes Group for its actual transmission (i.e., telephone line) costs, provided that Rayes Group will pay all incremental costs related to expansion of the telecommunications facilities related to the ISP operations. These amounts totaled Rmb274,711 and Rmb307,077 (US$37,055) during the three months period of December 31, 2001 and December 31, 2002, respectively, compared to Rmb509,222 and Rmb609,906 (US$73,597) during the six months period of December 31, 2001 and 2002, respectively. The Joint Venture has no long-term commitments in connection with its telecommunication costs other than management fees payable to the Rayes Group for providing services.

     General and administrative costs include salaries, rent, travel and other overhead costs. For the three months ended December 31, 2001 and December 31, 2002, general and administrative costs totaled Rmb2,974,087 and Rmb2,058,062 (US$248,345), respectively. For the six months ended December 31, 2001 and December 31, 2002, general and administrative costs totaled Rmb5,189,648 and Rmb4,751,084 (US$573,311), respectively. The decrease in these costs is due to the sale of Education Net.

     Amortization and depreciation expense for the three months ended December 31, 2001 and December 31, 2002 was Rmb1,218,216 and Rmb143,720 (US$17,343),
respectively, compared to Rmb2,427,062 and Rmb277,330 (US$33,465) for the six months ended December 31, 2001 and December 31, 2002, respectively. The decrease represents the impairment loss provision of fixed assets, mainly computer equipment, which accrued in the fourth quarter of the fiscal year ended June 30, 2002.

     The Company has not recognized any future tax benefits resulting from its operating losses due to the uncertainty of future realization.

     No share of loss has been absorbed by minority shareholder for the three months ended December 31, 2002 and for the six months ended December 31, 2002 as its initial capital contribution was fully absorbed.

     The above has resulted in net losses of Rmb4,087,872 and Rmb2,382,588 (US$287,507) for the three months ended December 31, 2001 and December 31, 2002, respectively, compared to Rmb7,626,067 and Rmb4,543,011 (US$548,203) for the six months ended December 31, 2001 and December 31, 2002, respectively. The Company expects to continue to incur losses until its services are more fully developed and accepted in China.

Liquidity and Capital Resources

     As of December 31, 2002 and June 30, 2002, the Company had a negative working capital of Rmb1,408,004 (US$169,903) and Rmb2,013,399, respectively. As of December 31, 2002, advances from the majority stockholder totaled Rmb57,514,650 (US$6,940,262). The Company's management believes the majority stockholder will continue to provide financial support to the Company, and the majority stockholder has signed a note agreement to provide financial support up to US$8,000,000. Migration's ability to continue operations is currently dependent upon continuing financial support from its majority stockholder. Also included in liabilities at December 31, 2002 and June 30, 2002 is Rmb1,028,080 (US$124,058) and Rmb1,191,140, respectively, incurred in connection with the purchase of office space and staff quarters in Wuhan, China.

     Cash used in operating activities for the six months period ended December 31, 2002 was Rmb5,584,069 (US$673,828) as compared with Rmb5,551,080 for the six months ended December 31, 2001. The cash used in operations was to fund operating losses of Rmb7,626,067 and Rmb4,543,011 (US$548,203), generally offset by non-cash expenses related to amortization and depreciation of Rmb2,427,062 and Rmb277,330 (US$33,465), gain on disposal of equipments and Education Net of Rmb nil and Rmb395,991 (US$47,784), provision for staff welfare fund written back of Rmb nil and Rmb436,479 (US$52,670) as well as provision for doubtful debts of Rmb nil and Rmb 289,473 (US$34,931) for the six months ended December 31, 2001 and December 31, 2002, respectively.

     Cash used in investing activities for the six months ended December 31, 2001 was Rmb377,328 while a net inflow of cash for the six months ended December 31, 2002 was Rmb16,006 (US$1,932) that was due to cash receipt for disposal of Education Net amounted to Rmb750,000 (US$90,502) from the acquirer for the period.

     Cash flows from financing activities have generally come from advances by the majority stockholder of the Company. During the six months ended December 31, 2001 and December 31, 2002, the majority stockholder has advanced Rmb4,829,266 and Rmb5,730,209 (US$691,461), respectively.


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

     The Rmb987,032 (US$119,104) provision for doubtful debts as included in the consolidated balance sheet as at December 31, 2002 are debts which recoverability are considered doubtful after due consideration and careful assessment by the management of the Company. The provision consists of amounts due from minority stockholder of Joint Venture amounted to Rmb602,748 (US$72,733) and Rmb384,284 (US$46,371) which related to a sundry debtor in Shanghai branch. However, the provision for trade receivable of Rmb129,122 (US$15,581) was reduced upon disposal of Education Net in Wuhan branch of JV during the period. The gain on disposal of Education Net of Rmb395,991 (US$47,784) was based after taking into account this provision.

     No provision for impairment loss on fixed assets is made for the three months and six months ended December 31, 2002, respectively, because the carrying value, net of accumulated depreciation and impairment of Rmb9,636,283 (US$1,162,805) and Rmb1,506,999 (US$181,849), respectively, of fixed assets are stated at its recoverable amount at the period-end date estimated by the management.

Item 3. Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with participation of the Company's management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14 (c) under the Securities Exchange Act of 1934). Based on their evaluation, our Chief Executive Officer and Principal Financial Officer have concluded that disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were not significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act Of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            COL CHINA ONLINE INTERNATIONAL INC.


Date:  February 12, 2003                    By: /s/ Anthony Ng
                                            ------------------------------------
                                            Anthony Ng
                                            Chief Executive Officer

                                 CERTIFICATIONS

I, Anthony Ng, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of COL China Online International Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date:  February 12, 2003                       /s/ Anthony Ng
                                               ---------------------------------
                                               Anthony Ng
                                               Chief Executive Officer

I, C.K. Wong, certify that:

1. I have reviewed this quarterly report on Form 10-QSB of COL China Online International Inc.;

2. Based on my knowledge, this quarterly report does not contain any untrue statement of a material fact or omit to state a material fact necessary to make the statements made, in light of the circumstances under which such statements were made, not misleading with respect to the period covered by this quarterly report;

3. Based on my knowledge, the financial statements, and other financial information included in this quarterly report, fairly present in all material respects the financial condition, results of operations and cash flows of the registrant as of, and for, the periods presented in this quarterly report;

4. The registrant's other certifying officers and I are responsible for establishing and maintaining disclosure controls and procedures (as defined in Exchange Act Rules 13a-14 and 15d-14) for the registrant and we have:

     a) designed such disclosure controls and procedures to ensure that material information relating to the registrant, including its consolidated subsidiaries, is made known to us by others within those entities, particularly during the period in which this quarterly report is being prepared;

     b) evaluated the effectiveness of the registrant's disclosure controls and procedures as of a date within 90 days prior to the filing date of this quarterly report (the "Evaluation Date"); and

     c) presented in this quarterly report our conclusions about the effectiveness of the disclosure controls and procedures based on our evaluation as of the Evaluation Date;

5. The registrant's other certifying officers and I have disclosed, based on our most recent evaluation, to the registrant's auditors and the audit committee of registrant's board of directors (or persons performing the equivalent functions):

     a) all significant deficiencies in the design or operation of internal controls which could adversely affect the registrant's ability to record, process, summarize and report financial data and have identified for the registrant's auditors any material weaknesses in internal controls; and

     b) any fraud, whether or not material, that involves management or other employees who have a significant role in the registrant's internal controls; and

6. The registrant's other certifying officers and I have indicated in this quarterly report whether there were significant changes in internal controls or in other factors that could significantly affect internal controls subsequent to the date of our most recent evaluation, including any corrective actions with regard to significant deficiencies and material weaknesses.


Date: February 12, 2003                        /s/ C.K. Wong
                                               ---------------------------------
                                               C.K. Wong
                                               Principal Financial Officer

1. The undersigned are the Chief Executive Officer and the Principal Financial Officer of COL China Online International, Inc. This Certification is made pursuant to 18 U.S.C. ss. 1350 (ss. 906 of the Sarbanes-Oxley Act of 2002). This Certification accompanies the Form 10-QSB of COL China Online International Inc. for the quarter ended December 31, 2002.

2.   We certify that such Form 10-QSB fully complies with the requirements of
     Section 13(a) or 15(d) of the Securities Exchange Act of 1934 and that the information contained in such Form 10-QSB fairly presents, in all material respects, the financial condition and results of operations of COL China Online International Inc.

February 12, 2003

                                             By: /s/ Anthony NG
                                             -----------------------------------
                                             Anthony Ng
                                             Chief Executive Officer


                                             By: /s/ C.K. Wong
                                             -----------------------------------
                                             C.K. Wong
                                             Principal Financial Officer