Form 10QSB
period 2003-03-31
COL CHINA ONLINE INTERNATIONAL INC
filed 2003-05-15
CIK 1114274

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

                                    333-39208
                                    ---------
                            (Commission File Number)

                  For the quarterly period ended March 31, 2003

                       COL China Online International Inc.
                       -----------------------------------
        (Exact name of small business issuer as specified in its charter)


            Delaware                                          52-2224845
            --------                                          ----------
       (State or other                                       (IRS Employer
jurisdiction of incorporation)                           Identification Number)

                       3176 South Peoria Court, Suite 100
                             Aurora, Colorado, 80014
                             -----------------------
           (Address of principal executive offices including zip code)

                                 (303) 695-8530
          (Small Business Issuer telephone number, including area code)

                                       N/A
                                       ---
          (Former Name or Former Address, if Changed Since Last Report)

Check whether the issuer (1) has filed all reports required to be filed by
Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes    X    No
     -----     -----

As of May 1, 2003, the Registrant had outstanding 50,155,000 shares of its common stock, par value $.001.

Transitional Small Business Disclosure Format (Check One):

Yes         No    X
    -----       -----

================================================================================

                       COL China Online International Inc.


                                   FORM 10-QSB

                                 March 31, 2003

                                Table of Contents

                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION



Item 1    Financial Statements:
          Condensed Consolidated Balance Sheets as of
            March 31, 2003 (unaudited) and June 30, 2002                    1
            2002
          Condensed Consolidated Statements of Operations
            for the three and nine months ended
            March 31, 2003 and 2002 (unaudited)                             2
          Condensed Consolidated Statements of Cash Flows
            for the nine months ended March 31,
            2003 and 2002 (unaudited)                                       4
          Notes to Condensed Consolidated Financial Statements              5
Item 2    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             8
Item 3    Controls and Procedures                                          15


PART II.  OTHER INFORMATION




Signature Page

Certifications




                                              PART I FINANCIAL INFORMATION

Item 1.  Financial Statements


                                          COL CHINA ONLINE INTERNATIONAL INC.
                                        CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                       JUNE 30, 2002         MARCH 31, 2003 (unaudited)
                                                                      --------------       ------------------------------
                                                                            (Rmb)             (Rmb)              (US$)
                                                                                                      (Illustrative Only)

                            ASSETS
                            ------
CURRENT ASSETS:
    Cash                                                                    368,839            218,680             26,388
    Accounts receivable, net of allowance for doubtful
         accounts of Rmb129,122 and of Rmb nil, respectively                340,115            323,730             39,064
    Inventories                                                              19,840               --                 --
    Prepaid expense and other receivables                                   266,992            405,748             48,962
                                                                        -----------        -----------        -----------

             Total current assets                                           995,786            948,158            114,414

PROPERTY, OFFICE SPACE AND EQUIPMENT, net of accumulated
    depreciation and impairment of Rmb11,658,621 and
    Rmb11,307,796 (US$1,364,505), respectively                            3,509,596          3,832,146            462,423
                                                                         -----------        -----------        -----------

TOTAL ASSETS                                                              4,505,382          4,780,304            576,837
                                                                        ===========        ===========        ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

CURRENT LIABILITIES:
    Current portion of mortgage loans payable                               330,528            343,965             41,506
    Accounts payable and accrued expenses                                 2,203,103          1,649,929            199,096
    Due to a minority stockholder                                           214,660            214,660             25,903
    Taxes payable                                                           260,894            186,591             22,516
                                                                        -----------        -----------        -----------

             Total current liabilities                                    3,009,185          2,395,145            289,021

NOTES PAYABLE:
    Majority Stockholder                                                 51,784,441         59,673,818          7,200,809
    Mortgage loans payable - net of current portion                         860,612            600,937             72,515
                                                                        -----------        -----------        -----------

             Total notes payable                                         52,645,053         60,274,755          7,273,324

STOCKHOLDERS' DEFICIENCY:
    Preferred stock, US$0.001 par value, 5,000,000 shares
         authorized, none outstanding                                          --                 --                 --
    Common stock, US$0.001 par value, 100,000,000 shares
         authorized, 50,155,000 shares issued and outstanding               408,864            408,864             50,155
    Additional paid-in capital                                            1,214,118          1,214,118            146,507
    Accumulated deficit                                                 (52,738,071)       (59,475,643)        (7,177,713)
    Accumulated other comprehensive loss                                    (33,767)           (36,935)            (4,457)
                                                                        -----------        -----------        -----------

             Total stockholders' deficiency                             (51,148,856)       (57,889,596)        (6,985,508)
                                                                        -----------        -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                            4,505,382          4,780,304            576,837
                                                                        ===========        ===========        ===========


                            See accompanying notes to these condensed consolidated financial statements



                                            COL CHINA ONLINE INTERNATIONAL INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                        FOR THE THREE MONTHS ENDED
                                                         ---------------------------------------------------------
                                                          MARCH 31, 2002                   MARCH 31, 2003
                                                         ---------------       -----------------------------------
                                                             (Rmb)                (Rmb)             (US$)
                                                                                               (Illustrative Only)

NET REVENUES:
    Computer network installations                          216,296                   --                     --
    Kiosk solution project management                          --                  484,313                 58,449
    Transaction fee                                           2,564                   --                     --
    Business services revenue                                   647                   --                     --
    Marketing fees, minority stockholder                    102,834                115,437                 13,930
                                                        -----------            -----------            -----------

         Total revenues                                     322,341                599,810                 72,379

COST OF SALES:
    Computer network installations                          184,007                   --                     --
    Kiosk solution project management                          --                  434,409                 52,420
    Business services costs                                     284                   --                     --
    Communication costs                                     244,600                198,392                 23,940
                                                        -----------            -----------            -----------

                                                            428,891                632,801                 76,360
                                                        -----------            -----------            -----------

    Gross Margin                                           (106,550)               (32,991)                (3,981)

OPERATING EXPENSES:
    General and administrative                            2,602,712              2,067,594                250,313
    Amortization and depreciation                         1,072,004                164,514                 19,852
                                                        -----------            -----------            -----------

         Total operating expenses                         3,674,716              2,232,108                270,165
                                                        -----------            -----------            -----------

OPERATING LOSS                                           (3,781,266)            (2,265,099)              (274,146)

    Other income                                               --                   70,538                  8,512
                                                        -----------            -----------            -----------

LOSS BEFORE MINORITY INTEREST                            (3,781,266)            (2,194,561)              (265,634)

    Minority interest                                          --                     --                     --
                                                        -----------            -----------            -----------

NET LOSS                                                 (3,781,266)            (2,194,561)              (265,634)
                                                        ===========            ===========            ===========

OTHER COMPREHENSIVE (LOSS) GAIN                                --                     --                     --
                                                        -----------            -----------            -----------

COMPREHENSIVE LOSSES                                     (3,781,266)            (2,194,561)              (265,634)
                                                        ===========            ===========            ===========

BASIC AND FULLY DILUTED NET LOSS PER SHARE                    (0.08)                 (0.04)                (0.005)
                                                        ===========            ===========            ===========

WEIGHTED AVERAGE COMMON SHARES                           50,155,000             50,155,000             50,155,000
                                                        ===========            ===========            ===========


                    See accompanying notes to these condensed consolidated financial statements





                                  COL CHINA ONLINE INTERNATIONAL INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                 FOR THE NINE MONTHS ENDED
                                                   ----------------------------------------------------------
                                                   MARCH 31, 2002                          MARCH 31, 2003
                                                   --------------          ----------------------------------
                                                            (Rmb)                (Rmb)             (US$)
                                                                                          (Illustrative Only)

NET REVENUES:
    Computer network installations                   1,371,702                 58,842                  7,100
    Kiosk solution project management                     --                  484,373                 58,450
    Transaction fee                                     15,727                   --                     --
    Business services revenue                            7,977                    898                    108
    Sale of software                                    33,181                   --                     --
    Marketing fees, minority stockholder               269,007                374,493                 45,190
                                                   -----------            -----------            -----------

         Total revenues                              1,697,594                918,606                110,848

COST OF SALES:
    Computer network installations                     973,535                 56,800                  6,854
    Kiosk solution project management                     --                  434,409                 52,420
    Transaction costs                                   11,677                   --                     --
    Business services costs                             57,967                    392                     47
    Cost of software sold                               16,500                   --                     --
    Communication costs                                753,822                811,263                 97,895
                                                   -----------            -----------            -----------

                                                     1,813,501              1,302,864                157,216
                                                   -----------            -----------            -----------

    Gross Margin                                      (115,907)              (384,258)               (46,368)

OPERATING EXPENSES:
    General and administrative                       7,792,360              6,818,678                822,806
    Amortization and depreciation                    3,499,066                441,844                 53,317
                                                   -----------            -----------            -----------

         Total operating expenses                   11,291,426              7,260,522                876,123
                                                   -----------            -----------            -----------

OPERATING LOSS                                     (11,407,333)            (7,644,780)               922,491

    Other income                                          --                  907,208                109,472
                                                   -----------            -----------            -----------

LOSS BEFORE MINORITY INTEREST                      (11,407,333)            (6,737,572)              (813,019)

    Minority interest                                     --                     --                     --
                                                   -----------            -----------            -----------

NET LOSS                                           (11,407,333)            (6,737,572)              (813,019)
                                                   ===========            ===========            ===========


OTHER COMPREHENSION LOSS                                  --                   (3,168)                  (382)
                                                   -----------            -----------            -----------

COMPREHENSIVE LOSSES                               (11,407,333)            (6,740,740)              (813,401)
                                                   ===========            ===========            ===========

BASIC AND FULLY DILUTED NET LOSS PER SHARE               (0.24)                 (0.13)                 (0.02)
                                                   ===========            ===========            ===========


WEIGHTED AVERAGE COMMON SHARES                      47,482,571             50,155,000             50,155,000
                                                   ===========            ===========            ===========

                   See accompanying notes to these condensed consolidated financial statements


                                            COL CHINA ONLINE INTERNATIONAL INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                               FOR THE NINE MONTHS ENDED
                                                                 ------------------------------------------------------
                                                                 MARCH 31, 2002                  MARCH 31, 2003
                                                                ---------------         -------------------------------
                                                                          (Rmb)               (Rmb)                (US$)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                     (11,407,333)          (6,737,572)            (813,019)
     Adjustments to reconcile net loss to net cash used
      in operating activities:
         Amortization and depreciation                              3,499,066              441,844               53,317
         Gain on disposal of computer equipment and
           Education Net                                                 --               (395,991)             (47,784)
         Loss on disposal of equipment                                120,000                 --                   --
         Provision for staff welfare written back                        --               (436,479)             (52,670)
         Provision for doubtful debts                                    --                261,585               31,565
         Change in operating assets and liabilities:
           Decrease (increase) in:
              Accounts receivables                                    149,842             (337,624)             (40,741)
              Other assets                                           (716,630)            (308,495)             (37,226)
              Inventories                                              16,500               19,840                2,394
           Increase (decrease) in:
              Accounts payable and accrued expenses                  (107,240)            (116,696)             (14,082)
              Taxes payable                                            73,506              (74,303)              (8,966)
              Billings in excess of costs and estimated
               earnings on uncompleted contracts                      (86,265)                --                   --
                                                                  -----------          -----------          -----------

         Net cash used in operating activities                     (8,458,554)          (7,683,891)            (927,212)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment                                           (479,626)            (814,394)             (98,272)
     Sales of Education Net                                              --                750,000               90,502
     Net cash acquired in acquisition of COL
        International under reverse acquisition                        63,308                 --                   --
                                                                  -----------          -----------          -----------

         Net cash used in investing activities                       (416,318)             (64,394)              (7,770)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Mortgage loans repayments                                       (233,365)            (246,237)             (29,713)
     Advances from Majority Stockholder                             8,498,629            7,889,377              952,007
     Minority stockholders interest and advance                      (247,902)             (41,846)              (5,050)
                                                                  -----------          -----------          -----------

         Net cash provided by financing activities                  8,017,362            7,601,294              917,244
                                                                  -----------          -----------          -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                               (62,208)              (3,168)                (382)
                                                                  -----------          -----------          -----------

NET DECREASE IN CASH                                                 (919,718)            (150,159)             (18,120)
                                                                  -----------          -----------          -----------

CASH, beginning of period                                           1,858,434              368,839               44,508
                                                                  -----------          -----------          -----------

CASH, end of period                                                   938,716              218,680               26,388
                                                                  ===========          ===========          ===========

CASH PAID FOR INTEREST                                                 47,297               42,960                5,184
                                                                  ===========          ===========          ===========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
     Issuance of common stock for acquisition
      of subsidiaries                                                  67,662                 --                   --
                                                                  ===========          ===========          ===========


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

                       COL CHINA ONLINE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2.   Basis of Presentation
     ---------------------

     The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements have been prepared on the same basis as the annual financial statements. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2002 which was filed October 11, 2002. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2003 and the results of its operations and cash flows for the quarter and nine month periods then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

     The amounts included in the financial statements are presented in Renminbi ("Rmb") which is COL International's functional currency, unless otherwise indicated as US dollars, because COL International's operations are primarily located in the PRC. For illustrative purposes, the condensed consolidated balance sheet as of March 31, 2003 and condensed consolidated statement of operations for the three months and nine months ended March 31, 2003, respectively and condensed consolidated statement of cash flows for the nine months ended March 31, 2003 have been translated into US dollars at approximately 8.2871 Rmb to the dollar, which was the exchange rate at March 31, 2003.


3.   Recent Accounting Pronouncements
     --------------------------------

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

     In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement 123" (SFAS148). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning after December 31, 2003, the prospective method will no longer be allowed. The statement is not expected to have a material impact on the Company as there is no stock-based compensation granted.

                       COL CHINA ONLINE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.   Comprehensive Income (Loss)
     --------------------------

     The Company accounts for comprehensive income (loss) in accordance with SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined therein, refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. Accumulated other comprehensive income (loss) for the quarter and nine months period ended March 31, 2003, respectively, represented foreign currency translation adjustments.


5.   Net Loss Per Share
     -------------------

     Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding.

     Pursuant to the Company's 2000 Stock Option Plan, options may be granted to purchase an aggregate of 4,000,000 shares of common stock to key employees and other persons who have or are contributing to the Company's success. As of March 31, 2003, no options had been granted under the 2000 plan.

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

Migration is a British Virgin Islands (BVI) corporation incorporated on May 18, 1998. Migration has been providing marketing and technical services for an Internet Service Provider (ISP) and value added services generally related to the installation of computer network system (i.e. Local Area Networks LANs) in the PRC. Migration is also developing proprietary websites in which it markets services and products of other companies and receive subscriber and/or transactional fees for its services. Migration designs websites and provides hosting services to other companies. During the period ended March 31, 2003, Migration provide project management service in a custom loyalty program by the application of kiosks solution for a shopping mall in Shanghai.

Disposal - COL International terminated the Education Net business in Wuhan by disposal of its entire interest in and assets of Education Net for a total consideration of Rmb750,000 (US$90,502) in July 2002 and since then the operation of Education Net in Wuhan was ceased. During the nine months ended March 31, 2003, the Wuhan business recorded an operating loss of Rmb391,100 (US$47,194) from ordinary activities before the disposal of the Education Net, while the operating loss of the last corresponding period was Rmb1,392,401 (US$168,020), representing a 72% decrease in operating loss as compared with the nine months ended March 31, 2002. The non-recurring transaction related to the disposal of Education Net resulted in gain on disposal of equipment of Rmb395,991 (US$47,784) as well as a reduction of staff welfare liabilities of Rmb436,479 (US$52,670), totaling Rmb832,470 (US$100,454), which was included in other income, for the nine months ended March 31, 2003. COL International intends to dispose the two properties in Wuhan in near future.

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

o    Providing kiosk solutions in the loyalty, E-business and lottery market

The Company has a negative cash flows from operating activities and is seeking additional financing in order to satisfy its cash requirements. The Company anticipates that it will require approximately Rmb7,200,000 (or approximately US$870,000) in financing during the next 12 months to satisfy its cash requirements. COL International, through its Migration subsidiary, currently employs approximately 76 employees in China. COL International may recruit more staff should the above plan of operations are in place.

As a result of the disposal of the Education Net business in Wuhan in July 2002, the Company intends to dispose of two properties located in Wuhan in the near future. These properties had a net book value of Rmb2,211,093 (US$266,811) as of March 31, 2003. During the three months ended March 31, 2003, one of the properties was leased out for a term of one year while the tenancy could be terminated by three months' written notice given by either party. Apart from the above properties and possible addition of more servers to keep pace with future growth, we anticipate making no purchases or sales of plant and significant equipment in the coming year. We do not expect the costs of additional servers to be material.


Results of Operations

     Revenues for the three months ended March 31, 2003 include kiosk solution project revenue of Rmb484,373 (US$58,449) and marketing fees received from Shenzhen Rayes Group Co., Ltd. ("Rayes Group") of Rmb115,437 (US$13,930) compared to installation revenues of Rmb216,296 and marketing fees of Rmb102,834 for the three months ended March 31, 2002. Installation revenue and marketing fees received from Rayes Group for the nine months ended March 31, 2003 was Rmb58,842 (US$65,550) and Rmb374,493 (US$45,190), respectively, compared to Rmb1,371,702 and Rmb269,007, respectively, for the nine months ended March 31, 2002.

     The Company has entered into only a limited number of installation contracts, and revenue is recognized as project phases are completed and accepted by the customer. However, because there have been only a limited number of contracts, the Company's gross margin on installation revenue, which can vary between contracts based on negotiated price and materials installed (where lower margins are received), is not consistent between periods. For the three months ended March 31, 2003, the Company had no revenue generated from network installation, whereas for the three months ended March 31, 2002, the Company had a gross margin of 15 percent. For the nine months ended March 31, 2003, the Company had a gross margin of approximately 3.5 percent based on costs of Rmb56,800 (US$6,854), whereas for the nine months ended March 31, 2002, the Company had a gross margin of 29 percent.

     Construction Net and Education Net have contributed transaction fee of Rmb142 and business services revenue of Rmb6,679 respectively for the three months ended March 31, 2002 but no revenues are derived for three months ended March 31, 2003. As mentioned in the overview section above, Education Net was disposed during the three months ended September 30, 2002 and as a result, the business services provided by the Education Net was terminated.

     Due to keen competition, no revenue are derived from transaction fee from Construction Net and sale of software for the three month and nine month period ended March 31, 2003, respectively.

     During the three months ended March 31, 2003, Migration has entered an agreement with a shopping mall and a computer equipment provider to act as project manager for the installation of kiosk systems for a customer loyalty program. The kiosk system uses interactive computer systems to enhance customer loyalty to the shopping mall where the system is installed. The kiosk system is a computer network with the kiosk terminals placed at the shopping mall, which is connected to a loyalty system server of the Company. The customers of the shopping mall obtain instant print coupons, interactive promotion and advertisement information through the on-line kiosk terminals. The Company provides support services for system maintenance, and monitors and manages the content and data of the system. The kiosks solution project contributed RMB484,373 (US$58,450) to the Company's revenue, and it has a gross margin of 10% based on costs of RMB434,409 (US$52,420). The project was completed before the period ended March 31, 2003.

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

     In connection with these services, the Company has an agreement with Rayes Group to reimburse Rayes Group for its actual transmission (i.e., telephone line) costs, provided that Rayes Group will pay all incremental costs related to expansion of the telecommunications facilities related to the ISP operations. These amounts totaled Rmb244,660 and Rmb198,392 (US$23,940) during the three months period of March 31, 2002 and 2003, respectively, compared to Rmb753,822 and Rmb811,263 (US$97,895) during the nine months period of March 31, 2002 and 2003, respectively. The Joint Venture has no long-term commitments in connection with its telecommunication costs other than management fees payable to the Rayes Group for providing services.

     General and administrative costs include salaries, rent, travel and other overhead costs. For the three months ended March 31, 2002 and March 31, 2003, general and administrative costs totaled Rmb2,602,712 and Rmb2,067,594 (US$250,313), respectively. For the nine months ended March 31, 2002 and 2003, general and administrative costs totaled Rmb7,792,360 and Rmb6,818,678 (US$822,806), respectively. The decrease in these costs is due to the sale of Education Net.

     Amortization and depreciation expense for the three months ended March 31, 2002 and March 31, 2003 was Rmb1,072,004 and Rmb164,514 (US$19,852),
respectively, compared to Rmb3,499,066 and Rmb441,844 (US$53,317) for the nine months ended March 31, 2002 and 2003, respectively. The decrease represents the impairment loss provision of fixed assets, mainly computer equipment, which accrued in the fourth quarter of the fiscal year ended June 30, 2002.

     The Company has not recognized any future tax benefits resulting from its operating losses due to the uncertainty of future realization.

     No share of loss has been absorbed by minority shareholder for the three months ended March 31, 2003 and for the nine months ended March 31, 2003 as its initial capital contribution was fully absorbed.

     The above has resulted in net losses of Rmb3,781,266 and Rmb2,194,561 (US$265,634) for the three months ended March 31, 2002 and 2003, respectively, compared to Rmb11,407,333 and Rmb6,737,572 (US$813,019) for the nine months ended March 31, 2002 and 2003, respectively. The Company expects to continue to incur losses until its services are more fully developed and accepted in China.

Liquidity and Capital Resources

     As of March 31, 2003 and June 30, 2002, the Company had a negative working capital of Rmb1,446,987 (US$174,607) and Rmb2,013,399, respectively. As of March 31, 2003, advances from the majority stockholder totaled Rmb59,673,818 (US$7,200,809). The Company's management believes the majority stockholder will continue to provide financial support to the Company, and the majority stockholder has signed a note agreement to provide financial support up to US$8,000,000. Migration's ability to continue operations is currently dependent upon continuing financial support from its majority stockholder. Also included in liabilities at March 31, 2003 and June 30, 2002 is Rmb1,028,080 (US$124,058) and Rmb1,191,140, respectively, incurred in connection with the purchase of office space and staff quarters in Wuhan, China.

     Cash used in operating activities for the nine months period ended March 31, 2003 was Rmb7,683,891 (US$927,212) as compared with Rmb8,458,554 for the nine months ended March 31, 2002. The cash used in operations was to fund operating losses of Rmb11,407,333 and Rmb6,737,572 (US$813,019), generally offset by non-cash expenses related to amortization and depreciation of Rmb3,499,066 and Rmb441,844 (US$53,317), gain on disposal of equipments and Education Net of Rmb nil and Rmb395,991 (US$47,784), provision for staff welfare fund written back of Rmb nil and Rmb436,479 (US$52,670) as well as provision for doubtful debts of Rmb nil and Rmb261,585 (US$31,565) for the nine months ended March 31, 2002 and 2003, respectively.

     Cash used in investing activities for the nine months ended March 31, 2002 was Rmb416,318 while a net inflow of cash for the nine months ended March 31, 2003 was Rmb64,394 (US$7,770) that was due in part to cash received from the acquirer of Education Net in the amount of Rmb750,000 (US$90,502) for the period and cash paid by the Company for the purchase of equipment in the amount of Rmb814,394 (US$98,272), which consisted of Rmb477,914 (US$54,141) of additions to leasehold improvement for a new office premises and Rmb339,480 (US$44,131) of additions to computer services, equipment and software.

     Cash flows from financing activities have generally come from advances by the majority stockholder of the Company. During the nine months ended March 31, 2002 and 2003, the majority stockholder has advanced Rmb8,498,629 and Rmb7,889,377 (US$952,007), respectively.


Critical Accounting Policies

     The Company's significant accounting policies are described in note 2 to the financial statements for the years ended June 30, 2001 and 2002 included in the accompanying financial statements and notes to consolidated financial statements. The Company believes its most critical accounting policies include accounting for impairment loss provision.

     After due consideration and careful assessment by the management of the Company, no further provision for impairment loss on fixed assets is made for the three months and nine months ended March 31, 2003, respectively, because the carrying value, net of accumulated depreciation and impairment of Rmb9,636,283 (US$1,162,805) and Rmb1,506,999 (US$181,849), respectively, of fixed assets are stated at its recoverable amount at the period-end date estimated by the management.

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

                                           COL CHINA ONLINE INTERNATIONAL INC.


Date:    May 14, 2003                       By:  /s/ Anthony Ng
                                                 -------------------------------
                                                     Anthony Ng
                                                     Chief Executive Officer

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


Date:  May 14, 2003                             /s/ Anthony Ng
                                                --------------------------------
                                                Anthony Ng
                                                Chief Executive Officer

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


Date:  May 14, 2003                             /s/ C.K. Wong
                                                --------------------------------
                                                C.K. Wong
                                                Principal Financial Officer

                      CERTIFICATION PURSUANT TO SECTION 906
                            OF THE SARBANES-OXLEY ACT

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

May 14, 2003

                                              By:    /s/ Anthony Ng
                                                     ---------------------------
                                                     Anthony Ng
                                                     Chief Executive Officer


                                              By:    /s/ C.K. Wong
                                                     ---------------------------
                                                     C.K. Wong
                                                     Principal Financial Officer