Form 10KSB
period 2003-06-30
COL CHINA ONLINE INTERNATIONAL INC
filed 2003-10-14
CIK 1114274

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ==================

                                  FORM 10 - KSB

                               ==================

(MARK ONE)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended June 30, 2003.
OR
[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

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

Check here if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year: $125,415.

As of September 30, 2003, the aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $2,507,750. Because there is no public trading market for the issuer's common stock, this calculation is based upon the sale price of $.05 per share of common stock sold in the Registrant's initial public offering pursuant to a Registration Statement on Form SB-2/A declared effective by the Securities And Exchange Commission on February 8, 2001 (Registration No. 333-32908). Without asserting that any director or executive officer of the issuer, or the beneficial owner of more than five percent of the issuer's common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

The number of shares of the Registrant's $.001 par value common stock outstanding as of September 30, 2003 was 50,155,000.

================================================================================

                       COL China Online International Inc.
                     10-KSB for the Year Ended June 30, 2003

                                Table of Contents

PART I.........................................................................2

Item 1.    Business............................................................2

Item 2.    Properties.........................................................21

Item 3.    Legal Proceedings..................................................21

Item 4.    Submission of Matters to a Vote of Security Holders................21

PART II.......................................................................22

Item 5.    Market for Registrant's Common Equity and Related Stockholder
           Matters............................................................22

Item 6.    Management's Discussion and Analysis of Results of Operations
           and Financial Condition............................................22

Item 7.    Financial Statements...............................................27

Item 8.    Changes in and Disagreements with Accountants on Accounting and Financial Disclosure...........................................27

Item 8A.   Controls and Procedures............................................27

PART III......................................................................27

Item 9.    Directors, Executive Officers, Promoters and Control Persons:
           Compliance with Section 16(a) of the Exchange Act..................27

Item 10.   Executive Compensation.............................................29

Item 11.   Security Ownership of Certain Beneficial Owners and Management.....31

Item 12.   Certain Relationships and Related Transactions.....................32

Item 13.   Exhibits and Reports on Form 8-K...................................35

Item 14.   Principal Accountant Fees and Services.............................37

PART I

Item 1. Business

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

     Going concern - The ability of COL International to continue operations as a going concern is dependent upon continued support from Honview International Limited ("Honview"), a former shareholder of Migration, which is now a major stockholder of COL International, until such time as, when or if, the combined entity of COL International and Migration achieve profitable operations and/or additional funds are raised in future private and public offerings.

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

     Sale of Wuhan Operations - On July 5, 2002, COL International entered into a sales and purchase agreement with a third party to sell the Company's Wuhan operations for an aggregate sales price of Rmb750,000 (US$90,502). The sale includes the entire ownership of the Wuhan Education Net and accounts receivables of Wuhan branch of the Joint Venture. The transaction resulted in a net gain of approximately Rmb375,439 (US$45,304), which was recognized in the fiscal year ended June 30, 2003. The decision to sell the business of Wuhan branch was made after consideration of the past operating results of the branch.

     Plan of Operations - Because the Company's past business model of attempting to be the IT department for small and medium-sized businesses by offering a broad range of IT services and of providing electronic commerce services has not been successful, the Company has been preparing a new business model. Over the next 12 months, the Company intends to develop two IT businesses through two divisions of the Company's Migration subsidiary and to cease operating its current businesses that are not related to these plans. The Company intends to offer IT and communications services to commercial enterprises in and around Shanghai through its COL Convergence division. In addition, the Company intends to offer kiosk solutions for customer loyalty programs for supermarkets and shopping malls through its COL Interactive division. When the Company's new business plan is formalized, the Company intends to provide a description of that plan in a report to be filed with the Securities and Exchange Commission.

     The Company has a negative cash flow from operating activities and is seeking additional financing in order to satisfy its cash requirements. The Company anticipates that it will require Rmb6,000,000 (or approximately US$724,000) in financing during the next 12 months to satisfy its cash requirements. COL International, through its Migration subsidiary, currently employs approximately 30 employees in China. As COL International pursues its plan of operations, it anticipates hiring up to 10 additional employees in the next 12 months.

     We anticipate making no purchases or sales of plant or significant equipment in the coming year, apart from the possible addition of more servers to keep pace with future growth. We do not expect the costs of additional servers to be material.

Exchange Rate
-------------

     In this report, references to "U.S. dollars," "US$" or "$" are to U.S. currency and references to "Renminbi," "RMB" or "Rmb" are to China's currency. Solely for the convenience of the reader, this report contains translations of certain Renminbi amounts into U.S. dollars at specified rates. These translations should not be construed as representations that the Renminbi amounts actually represent such U.S. dollar amounts or could be converted into U.S. dollars at the rate indicated. The Rmb is not a freely convertible security. See "Risk Factors--A change in currency exchange and devaluation could substantially affect the joint venture's operations." Unless otherwise stated, conversion of amounts from Renminbi into United States dollars for the convenience of the reader has been made at the exchange rate quoted by the Bank of China on June 30, 2003 of US$1.00 = Rmb 8.2874.

     The following table sets forth certain information concerning exchange rates between Renminbi and U.S. dollars for the periods indicated:

                                         Noon Buying Rate (1)
                        ------------------------------------------------------
      Calendar Year     Period End    Average (2)         High           Low
      -------------     ----------    -----------         ----           ---
                                             (Rmb per US$)
                        ------------------------------------------------------
           1996           8.3284        8.3387           8.5000         8.3267
           1997           8.3099        8.3193           8.3260         8.3099
           1998           8.2789        8.2969           8.3100         8.2778
           1999           8.2795        8.2785           8.2800         8.2770
           2000           8.2774        8.2784           8.2799         8.2768
           2000           8.2774        8.2784           8.2799         8.2768
           2001           8.2766        8.2772           8.2783         8.2766
           2002           8.2771        8.2769           8.2774         8.2765
   2003 (through June)    8.2874        8.2872           8.2871         8.2867

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
                               |
                -----------------------
                      Education Net
                Online Learning Systems
                -----------------------

Business Of The Joint Venture

     Note: The following description is based on the business of the joint venture as currently conducted. As described above under "--Overview Of COL International--Plan Of Operations," because the Company's past business model, which is the basis for this description of the business of the Joint Venture, has not been successful, the Company is preparing a new business model.

     The joint venture currently offers internet and related engineering services in two sectors: small and medium sized enterprises, or SMEs, and online distance learning. The joint venture currently is an internet infrastructure provider to the growing number of SMEs in China, most of which are just beginning to use the internet. It offers network engineering services, website hosting, and connections to an internet service provider service, and it intends to offer business-to-business e-commerce. Migration holds a 70 percent equity interest in an inactive business-to-business site for selling construction materials, and sought to develop other vertical portals. The joint venture has developed an online education site in China, which was sold in July 2002. See above, "Business--Overview of Business--Sale of Wuhan Operations".

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

     The joint venture also has designed and built business-to-business e-commerce products. The first product, Construction Net, was launched in 2000 and ceased operating in January 2003. It is the first business-to-business website in China for promoting and selling building materials.

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

     The joint venture's business has been conducted in the following six principal areas:

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

     2.   Web Hosting

     The joint venture expanded its bandwidth in Shanghai in 2001 to gear up for an expansion of its web hosting business, which has focused on serving SEMs.

     The joint venture has built a web hosting department that offers secure server storage with technical staff on duty 24 hours a day, seven days a week. The joint venture hosting service offers both "virtual hosting," where many companies share a single web server in the joint venture's office, as well as "dedicated hosting," in which a single client will use one server. In addition, the joint venture is a "server farm" as some major enterprises, including the Shanghai Fire Protection Bureau and the University of Finance and Economy in Shanghai, house their servers at the joint venture's office for custody and ongoing technical support. The joint venture also offers domain name registrations and has web page design staff for building individual web pages.

     Local governments, such as Shanghai, are actively promoting a rapid expansion of bandwidth across their cities. The Chinese government has started active programs to encourage businesses to set up websites and try to conduct business over the internet, especially in the face of the country's pending entry into the World Trade Organization.

     Enterprises use the joint venture's web hosting service because they usually lack the professional talent to manage applications and platforms on their own. Most of these companies do not have the budget and the bandwidth to deliver a system on their own that can expand a simple web operation to a complex business application such as an e-commerce transaction site. The joint venture's plan has been to function like an in-house information technology department, allowing companies that do not have their own technical staff to outsource their networking and web hosting requirements to the joint venture.

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

     3.   Integrated Solutions for Small and Medium Sized Enterprises (SMEs)

     The joint venture's China operations developed a value-added service to small and medium sized enterprises, or SMEs. The joint venture will bundle a broadband internet connection with other services such as web hosting, building a corporate website, installing the physical corporate network, adding e-commerce and providing business information - making the joint venture an integrated business solutions provider.

     The joint venture offers bundled packages of individual information technology services at various pricing levels. The packages include software applications for tasks such as accounting, Customer Relationship Management
(CRM) and Enterprise Resource Planning (ERP).

     The bundled services are offered in the form of memberships. The members will be offered packages that allow them, for example, to set up their corporate website. Members will also have access to restricted information on the COL International website (www.col-chinaonline.com) that caters to SMEs, especially those export-oriented enterprises. The site shows updated business opportunities and other content for export-oriented companies. The website also includes a business-to-business marketplace, as well as an extensive list of services and business tools designed to help entrepreneurs run their businesses.

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

     4.   Online Services for Export Companies

     In February 2001, the joint venture concluded an agreement to operate a website jointly with the China Council for Promotion of International Trade. The website (www.colexports.com), which is no longer operating, was intended to help export-related companies to apply for overseas products standards approvals and to buy certificates of origin online.

     5.   Business to Business E-commerce

     The joint venture attempted to develop a number of business-to-business trading platforms covering certain major industrial sectors in China. The first trading site for business, Construction Net, which ceased operating in January 2003, was developed for trading construction materials. This business was acquired on July 17, 2000 when Shanghai Shangyi Science and Trade Information Consulting Co., Ltd. purchased all the equity interests of Shanghai Tongji Construction Materials Technology Sales and Services Co., Ltd., including Construction Net, at an aggregate price of Rmb 1,457,140 (or approximately US$176,026). Migration owns 70 percent of the outstanding equity interests of Shanghai Shangyi.

     The Construction Net site contained the largest database of building materials pricing data in China, with 80,000 individual prices listed. In June 2000, Construction Net began to offer individual items for sale on the site, as well as building materials such as flooring or paint for sale to individual wholesalers. Shanghai Shangyi also acted to facilitate broker transactions.

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

Term And Scope Of Licenses

     On October 30, 1998, Rayes Group was granted a license to operate an ISP in 80 cities, including Shanghai and Wuhan, by the Ministry of Information Industry and the Telecom Department of China. The business license is valid for five years and may be renewed thereafter upon approval of that Ministry (or its designated approval authority). The business license defines the Rayes Group business scope as "computer, information networks and internet business."

     On September 15, 1999, the State Administration of Industry and Commerce granted the joint venture a certificate of approval to establish its enterprise and a business license with a business scope for "computer software, hardware and network systems, and the development of telecommunications hardware." The term of the business license is for ten years beginning on September 11, 1996, the date in which the joint venture, under the name Neihi Electronic Systems Co. Ltd., was granted another business license, now expired.

Research & Development

     The Company did not incur any research and development costs during the year ended June 30, 2003 and 2002. Migration has spent Rmb 154,564 (or approximately US$18,671) on research and development during fiscal 1999, Rmb 299,153 (or approximately US$36,139) for fiscal 2000, and Rmb 174,511 (or approximately US$21,081) for fiscal 2001.

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

     The joint venture currently has 30 employees, all of whom are employed full time.

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

Disclosure Regarding Forward-Looking Statements And Cautionary Statements

     Forward-Looking Statements

     This Annual Report on Form 10-KSB includes "forward-looking statements." All statements other than statements of historical fact included in this Annual Report, including without limitation under Item 1: "Business" and Item 6:
"Management's Discussion and Analysis of Financial Condition and Results of Operations," regarding our financial position, business strategy, plans and objectives of our management for future operations and capital expenditures, and other matters, other than historical facts, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements and the assumptions upon which the forward-looking statements are based are reasonable, we can give no assurance that such expectations will prove to have been correct.

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

     Our new business plan is untested and may not be successful.

     Our new business plan is still being developed and is untested. We have not obtained independent market research to attempt to verify assumptions that serve as the bases for our new business plans. As a result, our new business plans may not be successful and may not lead to profitable operations.

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

     Inappropriate use of our internet services could jeopardize the security of confidential information stored in our computer system. Inappropriate use of the internet includes attempting to gain unauthorized access to information or systems--commonly known as "cracking" or "hacking." Although we intend to implement security measures to protect our facilities, such measures could be circumvented. Alleviating problems caused by computer viruses or other inappropriate uses or security breaches may require interruptions, delays or cessation in our services. We do not carry "errors and omissions" or other insurance covering losses or liabilities caused by computer viruses or security breaches.

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

     Ad serving technology enables the use of "cookies," in addition to other mechanisms, to deliver targeted advertising, to help compile demographic information, and to limit the frequency with which an advertisement is shown to the user. Cookies are bits of information keyed to a specific server, file pathway, or directory location that are stored on a user's hard drive and passed to a website's server through the user's browser software. Cookies are placed on the user's hard drive without the user's knowledge or consent, but can be removed by the user at any time. Due to privacy concerns, some internet commentators, advocates and governmental bodies have suggested that the use of cookies be limited or eliminated. Any limitation on our ability to use cookies could impair our future targeting capabilities and adversely affect our business.

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

     The Ministry of Information Industry also regulates access to the internet by imposing strict licensing requirements and requiring ISPs in China to use the international inbound and outbound internet backbones. The government has granted Rayes Group a license to operate an ISP nationwide which expires on October 30, 2003 and which is subject to renewal if all governmental filing requirements are met. We cannot provide assurance that future changes in Chinese government policies affecting the provision of information services, including the provision of online services and internet access, will not impose additional regulatory requirements on us or our service providers, intensify competition in the Chinese information industry or otherwise have a material adverse effect on our business, financial condition and results of operations. However, in view of the Company's planned change in business plans, there should be no material impact on the Company's future business. For more information regarding term and scope of license, see "COL International--Terms And Scopes Of Licenses" below.

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

     The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in "penny stocks." Generally, penny stocks are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system). Even if a market for the common stock develops, if our shares are traded for less than $5 per share, the shares will be subject to the SEC's penny stock rules unless (1) our net tangible assets exceed $5,000,000 during the first three years of continuous operations or $2,000,000 after our first three years of continuous operations; or (2) we have had average revenue of at least $6,000,000 for the last three years. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prescribed by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer's account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser's written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Even if a market our shares develops, our shares may be subject to the penny stock rules and holders of the shares may find it difficult to sell them.

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

Recent Sales Of Unregistered Securities

     Not applicable.

Item 6. Management's Discussion and Analysis of Financial Condition and Results of Operations

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

     The following is COL International's plan of operation and a discussion and comparison of the financial condition and results of operations of COL International as of June 30, 2003 and the periods then ended. These discussions should be read in conjunction with our financial statements, the notes to the financial statements, and the other financial data included elsewhere in this report.

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

     Migration is a British Virgin Islands (BVI) corporation incorporated on May 18, 1998. Migration has been providing marketing and technical services for an Internet Service Provider (ISP) and value added services generally related to the installation of computer network system (i.e. Local Area Networks LANs) in the PRC. Migration is also developing proprietary websites in which it markets services and products of other companies and receive subscriber and/or transactional fees for its services. Migration designs websites and provides hosting services to other companies. During the period ended March 31, 2003, Migration provide project management service in a custom loyalty programme by the application of kiosks solution for a shopping mall in Shanghai.

     Disposal - COL International terminated the Education Net business in Wuhan by disposal of its entire interest in and assets of Education Net for a total consideration of Rmb750,000 (US$90,502) in July 2002 and since then the operation of Education Net in Wuhan was ceased. Prior to the disposal of the Wuhan operations, the Wuhan business, including Education Net, recorded an operating loss of Rmb450,666 (US$54,380) from ordinary activities during the year ended June 30, 2003, while the operating loss of the year ended June 30, 2001 and 2002 was Rmb3,284,835 and Rmb3,292,697, respectively. The non-recurring transaction related to the disposal of Education Net resulted in gain on disposal of equipment of Rmb385,690 (US$46,539) as well as a reduction of staff welfare liabilities of Rmb436,479 (US$52,668), totaling Rmb822,169 (US$99,207), which was included in the statement of operations, for the year ended June 30, 2003. COL International intends to dispose the two properties in Wuhan in near future.

     Plan of Operations - Because the Company's past business model of attempting to be the IT department for small and medium-sized businesses by offering a broad range of IT services and of providing electronic commerce services was not successful, the Company has been preparing a new business model. Over the next 12 months, the Company intends to develop two IT businesses through two divisions of the Company's Migration subsidiary. The Company intends to offer IT and communications services to commercial enterprises in and around Shanghai through its COL Convergence division. In addition, the Company intends to offer kiosk solutions for customer loyalty programs for a wide range of potential customers from retailers to multinational conglomerates through its COL Interactive division. When the Company's new business plan is formalized, the Company intends to provide a description of that plan in a report filed with the U.S. Securities and Exchange Commission.

     The Company has a negative cash flows from operating activities and is seeking additional financing in order to satisfy its cash requirements. The Company anticipates that it will require approximately Rmb6,000,000 (or approximately US$724,000) in financing during the next 12 months to satisfy its cash requirements for the development of the Company's new business plan. COL International, through its Migration subsidiary, currently employs approximately 30 employees in China. COL International may recruit more staff should the above plan of operations are in place.

     We anticipate purchases of equipment amounting up to approximately Rmb2,000,000 (or approximately US$241,000) the coming year in order to implement the Company's new business plan.

Results of Operations

     Revenues for the year ended June 30, 2003 include installation revenue of Rmb69,014 (US$8,328) and marketing fees received from Shenzhen Rayes Group Co., Ltd. ("Rayes Group") of Rmb484,941 (US$58,517) compared to installation revenues of Rmb1,678,706 and Rmb784,598, marketing fees received from Shenzhen Rays Group Co., Ltd. of Rmb431,405 and Rmb290,100 for the year ended June 30, 2002 and 2001 respectively. The Company has entered into only a limited number of installation contracts, and revenue is recognized as project phases are completed and accepted by the customers. However, because there have been only a limited number of contracts, the Company's gross margin on installation revenue, which can vary between contracts based on negotiated price and materials installed (where lower margins are received), is not consistent between periods. For the year ended June 30, 2003, the Company had a gross margin of approximately 18 percent based on costs of Rmb56,800 (US$6,854), compared to the year ended June 30, 2002, in which the Company had a gross margin of approximately 23 percent based on costs of Rmb1,292,089, compared to the year ended June 30, 2001, in which the Company had a gross loss of approximately 62 percent based on costs of Rmb801,812. In addition, Construction Net and Education Net contributed transaction fee and business services revenue of Rmb Nil and Rmb898 (US$108) respectively to the year ended June 30, 2003, compared to Rmb72,457 and Rmb7,102 for the year ended June 30, 2002. Both Construction Net and Education Net were launched during the year ended June 30, 2001, however, no significant revenues have been generated to date. During the year ended June 30, 2003, COL has entered an agreement with a shopping mall and a computer equipment provider to act as project manager by installation of kiosk system for a custom loyalty programme. The kiosks solution project contributed Rmb484,500 (US$58,462) to the revenue and it has a gross margin of 10% based on costs of Rmb434,409 (US$52,418). The project was completed before the year ended June 30, 2003.

     As mentioned in the overview section above, Education Net was disposed of during the year ended June 30, 2003 and as a result, the business services provided by the Education Net were terminated during the year. Due to keen competition, no revenue is derived from transaction fees from Construction Net or sale of software for the year ended June 30, 2003.

     Marketing fees are related to the Joint Venture's share of 50 percent of the revenues generated from ISP services owned by a minority shareholder, Rayes Group, and computer hosting of web sites for customers. The Company has not yet generated significant revenues from these lines of business, but is devoting substantial resources to developing this business. To date, most ISP services are paid by a limited number of individual dial-up customers and internet game centers in Shanghai, as well as a limited number of companies whose web sites are hosted by the Company. The Company also designs web sites for companies, however, insignificant revenue has been generated from this activity to date. To the extent that the Company designs and hosts a customer's web sites, the related revenue from the design will generally be deferred and recognized over the hosting term of the contract or expected life of the customer, if longer.

     In connection with these services, the Company has an agreement with Rayes Group to reimburse Rayes Group for its actual transmission (i.e., telephone line) costs, provided that Rayes Group will pay all incremental costs related to expansion of the telecommunications facilities related to the ISP operations. These amounts totaled Rmb578,028 (US$69,747), Rmb1,021,096 and Rmb579,724 for the years ended June 30, 2003, 2002 and 2001 respectively. The Joint Venture has no long-term commitments in connection with its telecommunication costs other than management fees payable to the Rayes Group for providing services.

     During the years ended June 30, 2003, 2002 and 2001, the Company did not incur any research and development costs. The Company incurred Rmb299,153 of research and development costs for the eleven months ended June 30, 2000. These costs represent software development costs associated with the Company's development of its Education Net and Small and Medium Sized Enterprises web sites. The web sites are currently functioning and can be accessed, but no significant revenues have been generated to date.

     General and administrative costs include salaries, rent, travel and other overhead costs. For the years ended June 30, 2003, 2002 and 2001, general and administrative costs totaled Rmb9,543,490 (US$1,151,256), Rmb11,918,576 and Rmb5,779,030, respectively. The decrease in the costs in 2003 was mainly due to the close down of the Wuhan branch of the Group, and the Group, ceased to operate the Construction Net site during the year.

     Other income for the year ended June 30, 2003 was Rmb147,271 (US$17,771) as compared to Rmb124,306 and Rmb14,546 for the year ended June 30, 2002 and 2001. Gain on disposal of Wuhan operations represented written back of over-provided staff benefit costs of Rmb436,479 (US$52,668) and gain on sale of equipment of Rmb385,690 (US$46,539) for the closed Wuhan Branch. Rental income for the year ended June 30, 2003 was Rmb72,000 (US$8,687).

     Amortization and depreciation expense for the years ended June 30, 2003, 2002 and 2001 was Rmb657,659 (US$79,349), Rmb4,410,725 and Rmb6,880,460
respectively. The decrease was as a result of the full impairment loss provision of intangibles which had been made in the fiscal year ended June 30, 2002.

     The Company has not recognized any future tax benefits resulting from its operating losses due to the uncertainty of future realization.

     No share of loss has been absorbed by minority interest holder for the years ended June 30, 2002 and 2003 as its initial capital contribution was fully absorbed.

     The above has resulted in net losses of Rmb9,712,749 (US$1,171,682), Rmb17,946,607 and Rmb19,438,427 for the years ended June 30, 2003, 2002 and 2001, respectively. The Company expects to continue to incur losses until its services are more fully developed and accepted in China.

Liquidity and Capital Resources

     As of June 30, 2003 and 2002, the Company had a negative working capital of Rmb990,465 (US$119,515) and Rmb2,013,399, respectively. As of June 30, 2003, advances from the majority stockholder totaled Rmb63,077,865 (US$7,611,297). The Company's management believes the majority stockholder will continue to provide financial support to the Company, and the majority stockholder has signed a note agreement to provide up to US$8,000,000. COL's ability to continue operations is currently dependent upon continued financial support from its majority stockholder. Also included in liabilities at June 30, 2003 and June 30, 2002 is Rmb860,612 (US$103,845) and Rmb1,191,140 respectively, incurred in connection with the purchase of office space and staff quarters in Wuhan, China.

     Cash used in operating activities for the year ended June 30, 2003 was Rmb10,623,731 (US$1,281,606) as compared with Rmb11,237,647 for the year ended June 30, 2002. The cash used in operations was to fund operating losses of Rmb9,712,749 (US$1,171,682) and Rmb17,946,607, generally offset by non-cash expenses related to amortization and depreciation of Rmb657,569 (US$79,349) and Rmb4,410,725 for the years ended June 30, 2003 and 2002, respectively. Increase in cash used in other assets for the years ended June 30, 2003 was Rmb2,045,579 as compared with the decrease in Rmb116,860 for the year ended June 30, 2002. The increase in cash outflow represents the prepayment of Rmb1,504,354 (US$181,523) for acquisition of computer equipment.

     Cash used in investing activities for the years ended June 30, 2003 and 2002 was Rmb166,606 (US$20,103) and Rmb435,719, respectively. For the year ended June 30, 2001, after receiving regulatory approval, the purchase of a company developing a website (Construction Net) in which the Company has a 70 percent interest, was completed. The total purchase price for this entity was Rmb1,457,140 (or approximately US$179,000). A purchase deposit of Rmb1,020,000 (or approximately US$125,000) was advanced during the period ended June 30, 2000 and an additional net amount of Rmb 281,964 (or approximately US$35,000) was paid in July 2000. The predecessor entity was a development stage company and has not recognized any significant revenues from its web site development.

     Cash flows from financing activities have generally come from advances by the majority stockholder of the Company. During the year ended June 30, 2003 and 2002, the majority stockholder has advanced Rmb11,293,424 (US$1,362,414) and Rmb10,185,433, respectively.

Critical Accounting Policies

     The Company's significant accounting policies are described in note 2 to the financial statements for the years ended June 20, 2003 and 2002 and 2001 included in the accompanying financial statements and notes to consolidated financial statements. The Company believes its most critical accounting policies include accounting for provision for doubtful debts and impairment loss provision.

     As of June 30, 2003, the Rmb1,255,823 (US$151,534) provision for doubtful debts as included in the consolidated balance sheet are debts for which recoverability is considered doubtful after due consideration and careful assessment by the management of the Company. The provision for amounts due from minority stockholder of Joint Venture amounted to Rmb533,014 (US$64,316) and Rmb722,809 (US$87,218) which related to a sundry debtor in Shanghai branch. The sundry debtor is a company owned and controlled by Mr. Justin Jencks, the Company's chief operating officer ("COO"). Prior to Mr. Justin Jencks becoming the Company's COO, COL intended to acquire his company, which was engaged in provision of technical support for internet marketing business. RMB164,544 (US$19,854) and RMB558,265 (US$67,363) was then advanced to the company in 2002 and 2003, respectively, for its use in operations. However, due to adverse market conditions, COL abandoned its plan of acquisition and, instead, hired Mr. Justin Jencks as the chief operating officer and consultant. These advances were then written off.

     As of June 30, 2002, the Rmb826,680 provision for doubtful debts as included in the consolidated balance sheet are debts for which recoverability is considered doubtful after due consideration and careful assessment by the management of the Company. The provision included Rmb129,122 that was made in relation to the accounts receivables of Rmb379,122 which was subsequently sold to the acquirer of Education Net in the Wuhan branch of the joint venture during the year ended June 30, 2003. The provision also includes Rmb533,014 due from the minority stockholder of the Joint Venture and Rmb164,544 which related to a sundry debtor in the Shanghai branch.

     No provision for impairment loss on fixed assets is made for the year ended June 30, 2003 because the carrying values, net of accumulated depreciation of fixed assets, are stated at the recoverable amount at June 30, 2003, as estimated by the management.

Item 7. Financial Statements

     The financial statements and schedules that constitute Item 7 of this Annual Report on Form 10-KSB are included in Item 13 below.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 8A. Controls and Procedures

     As of the end of the period covered by this report, the Company conducted an evaluation under the supervision and with the participation of the principal executive officer and principal financial officer, of the Company's disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934 (the "Exchange Act")). Based on this evaluation, the principal executive officer and principal financial officer concluded that the Company's disclosure controls and procedures are effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. There was no change in the Company's internal control over financial reporting during the Company's most recently completed fiscal quarter that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act

Directors And Officers

     Our directors and executive officers are listed below, including their respective names, ages and positions with COL International.

          Name            Age             Position with COL International
     -------------        ---    -----------------------------------------------
     Kam Che Chan         54     Chairman of the Board
     Anthony Ng           54     Director, Chief Executive Officer and Secretary
     Justin Jencks        31     Chief Operating Officer
     Paul Wong            53     Director
     Qi Yu Zhang          45     Director

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

     Following are biographies of the directors and certain key employees of the joint venture:

Directors And Other Key Employees Of The Joint Venture

     Kam Che Chan has been the Deputy Chairman of the board of the joint venture since 1999. Refer to his business experience above under the caption, "Directors And Officers," above.

     Xiang Yang Chang, 52, has been the General Manager of the joint venture's Wuhan Office since 1999. Prior to this position, Mr. Chang was General Manager of Rayes Group from 1993. Mr. Chang has published several books and periodicals on computer communications. He was a Director of Research at Harbin University after graduating with advanced degrees in computer science in 1968. He has extensive administrative experience.

     Liang Qiao, 29, has been a director and Deputy Chief Financial Officer of the joint venture since 1999. Mr. Qiao is a graduate of the Shanghai Finance University, where he studied investment finance management. He worked as an accountant during the early 1990s before joining the Rayes Group in 1996, where he ran the investment management department.

     Chi Keung Wong, 64, has been a director of the joint venture since 1999 and the Chief Financial Officer of the joint venture since 1999. Mr. Wong also has been a director and Chief Financial Officer of Migration since July 1998. Mr. Wong, has 40 years of experience as a financial controller and an auditor both in Australia and Hong Kong. He started in the audit department of Lowe, Bingham & Mathews (now PricewaterhouseCoopers LLP) in 1960 after having graduated in Hong Kong in accounting. He worked in China from its initial opening in the mid-1960s until 1984. He was the Financial Controller for the YMCA of Darwin, Australia from 1984 through July 1998. Chi Keung Wong is the brother of Paul Wong.

     Paul Wong has been a director of the joint venture since 1999. Refer to his business experience above under the caption, "Directors And Officers," above.

     Qi Yu Zhang has been the Chairman of the board of the joint venture since 1999. Refer to his business experience above under the caption, "Directors And Officers," above.

Item 10. Executive Compensation

Summary Compensation Table

     The following table sets forth in summary form the compensation received by Anthony Ng, our Chief Executive Officer, and Qi Yu Zhang, Chairman of the board of the joint venture during the last fiscal year. Except for Mr. Ng, none of our employees and no employees of the joint venture received total salary and bonus in excess of $100,000 during the last fiscal year.

                                              Summary Compensation Table
                                              --------------------------

                                                                                 Long Term Compensation
                                                                     -----------------------------------------------
                                  Annual Compensation                      Awards                 Payouts
                      -------------------------------------------    -----------------  ----------------------------
                                                     Other           Restricted              All other
Name and Principal    Fiscal   Salary      Bonus     Annual          Stock        Options    Payouts    Compensation
Position              Year     ($) (1)     ($) (2)   Compensation    Awards ($)   (#)        ($) (3)    ($)(4)
--------------------------------------------------------------------------------------------------------------------
Anthony Ng            2003     $120,000    0         0               0            0          0          0
  Chief Executive
  Officer             2002     $90,000     0         0               0            0          0          0

                      2001     0           0         0               0            0          0          0

--------------------------------------------------------------------------------------------------------------------
Qi Yu Zhang           2003     $15,384     0         0               0            0          0          0
  Chairman
  Joint Venture       2002     $23,077     0         0               0            0          0          0

                      2001     $0          0         0               0            0          0          0
--------------------------------------------------------------------------------------------------------------------

----------
(1) The dollar value of base salary (cash and non-cash) estimated to be received.

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

Employee Retirement Plans, Long-Term Incentive Plans, and Pension Plans

     Other than our stock option plan that is described below under "2000 Stock Option Plan," we have no employee retirement plan, pension plan, or long-term incentive plan to serve as incentive for performance to occur over a period longer than one fiscal year.

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

     All options granted under the 2000 Plan will become fully exercisable on the date that the options are granted or other dates that the Option Committee determines and will continue for a period up to a maximum of ten years. Options granted pursuant to the 2000 Plan are not transferable during the optionee's lifetime. Subject to the other terms of the 2000 Plan, the option committee has discretion to provide vesting requirements and specific expiration provisions with respect to the incentive options and non-qualified options granted. As of October 10, 2003, no options had been granted under the 2000 Plan.

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

Item 11. Security Ownership of Certain Beneficial Owners and Management

Beneficial Ownership

     As of October 10, 2003, there were 50,155,000 shares of common stock outstanding. The following table sets forth certain information as of October 10, 2003, by all executive officers and directors as a group, and by each other person known by us to be the beneficial owner of more than five percent of the common stock:

Name and Address                         No. of Shares           Percentage of
of Beneficial Owner                  Beneficially Owned (1)   Shares Outstanding
-------------------                  ----------------------   ------------------

Kam Che Chan (2)
Flat D3, 5/F
36 Broadcast Drive
Kowloon, Hong Kong                        22,849,680                 45.7%

Anthony Ng
Apt. 305, 9015 Leslie Street
Richmond Hill, Ontario
Canada  L4B 4J8                            6,000,000                 12.0%

Paul Wong (3)
32-2A Clovelly Court
12 May Road
Hong Kong                                 22,849,680                 45.7%

Qi Yu Zhang (4)
2811 City E. Station
Lai Zhen Mansion
40 Fu Min Road, Fu Tian Area              17,350,320                 34.6%
Shenzhen, PRC  518033

First Strike Securities Limited (5)
18/F, Kam Sang Building
255-257 Des Voeux Road Central            17,350,320                 34.7%
Hong Kong

Honview International Limited (6)
Room 1408, Lippo Sun Plaza
28 Canton Road                            22,849,680                 45.7%
Kowloon, Hong Kong

All Executive Officers and Directors as
a group (five persons) (2)(3)(4)          46,200,000                 92.1%

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

     Pursuant to the Loan Agreement, Honview agreed to lend Migration its cash needs, from time to time, at any time until January 1, 2004 up to an aggregate principal amount of US$8 million. As of June 30, 2003, advances from Honview totaled Rmb63,077,805 (US$7,611,297). As a result of Migration becoming a wholly owned subsidiary of COL International, any amounts loaned from Honview prior to February 8, 2001, the effective date of the registration statement related to COL International's initial public offering, may be paid at the option of Honview, by converting, at any time after October 10, 2001, part or all the unpaid principal amount of the loan into shares of COL International's common stock, at a price equal to the greater of $1.20 per share or 90 percent of the average weighted trading price of the common stock for the 20 trading days preceding the date of notice of exercise of conversion. Any amounts loaned from Honview after the effective date of this registration statement may be paid, at the option of Honview, by converting, at any time after October 10, 2001, part or all the unpaid principal amount of the loan into shares of COL International's common stock, at a price equal to the greater of $1.20 per share or 110 percent of weighted average trading price of common stock for the 20 trading days preceding the date of the loan.

     In February 2000, we sold an aggregate of 7,050,000 shares of our common stock at a purchase price of $.001 per share in connection with the formation of COL International. Six million of these shares were sold to Anthony Ng, a promoter of COL International and currently the Chief Executive Officer, Secretary and a director of COL International. Mr. Ng also had paid cash expenses to professional service firms in the amount of approximately $89,000 on behalf of COL International prior to its incorporation. These amounts were recorded in the financial statements as "capital contribution by major stockholder." Except for Mr. Ng being an advisor of Migration, he is not affiliated with any other company with which COL International has direct or indirect relationships.

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

     The joint venture entered into various agreements with its minority stockholder, Shenzhen Rayes Group Co., Ltd., whereby the joint venture provides marketing and value added services in the operation of the minority stockholder's internet business in Shanghai and Wuhan, PRC through July 2004, subject to renewal at terms to be agreed between the minority stockholder and Migration. Migration has the right of first refusal to purchase the minority stockholder's ownership interest in the ISP in Shanghai and Wuhan. Currently, however, foreign entities cannot own ISP operations in the PRC.

     One agreement stipulates that the joint venture will provide marketing and technical services to the minority stockholder's ISP operations in Shanghai and Wuhan, PRC, and will share the related ISP revenues with the minority stockholder on a 50/50 basis. The joint venture paid its minority stockholder Rmb3,000,000 for these rights.

     A second agreement with the minority stockholder grants the joint venture access to the "COL China Online" brand name and network to allow the joint venture to provide enhanced and value added services related to the Internet. Under this agreement, the joint venture is not required to share revenues from these services with the minority stockholder. The joint venture paid the minority stockholder Rmb7,000,000 for these rights.

     In addition, the joint venture entered into agreement with its minority stockholder, whereby the minority stockholder provides services to the joint venture at a monthly management charge of Rmb15,000 (US$1,812) through the term of the joint venture. This agreement was mutually terminated at the end of September 2002. Under another agreement, the joint venture bears telecommunication costs relating to ISP operations up to a stipulated capacity and the minority interest stockholder pays for the costs of transmission capacity in excess of this amount. Amounts received from/paid to the minority stockholder are as follows:

                          FOR THE YEAR    FOR THE YEAR
                         ENDED JULY 31,  ENDED JULY 31,    FOR THE YEAR ENDED
                                  2001            2002        JUNE 30, 2003
                         -------------   -------------   -----------------------
                                (Rmb)          (Rmb)       (Rmb)        (US$)
                                                                   (Illustrative
Received from:                                                          Only)
Marketing and value added
  service fee income           290,100         431,405     484,941       58,516
                             =========       =========   =========    =========

Paid to:
Management fee expense         180,000          45,000        --           --
Telecommunication expense      579,724       1,021,096   1,100,882      132,838
                             ---------       ---------   ---------    ---------

                               759,724       1,066,096   1,100,882      132,838
                             =========       =========   =========    =========


     During the years ended June 30, 2002 and June 30, 2003, respectively, the Company advanced Rmb164,544 and Rmb558,265 (US$67,363) to a company controlled by Mr. Justin Jencks, who currently serves as the chief operating officer ("COO") of the Company. Prior to Mr. Justin Jencks' becoming the Company's COO, COL intended to acquire his company, which was engaged in provision of technical support for the internet marketing business. However, due to adverse market conditions, COL International abandoned its plan of acquisition and, instead, hired Mr. Justin Jencks as its COO. These advances were then written off.

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

     (a)  Financial Statements

     Independent Auditors Report.........................................F-1

     Consolidated Balance Sheets at June 30, 2003 and 2002...............F-2

     Consolidated Statements of Operations for the Years Ended
            June 30, 2003 and 2002.......................................F-3

     Consolidated Statements of Changes in Stockholders'
            Deficiency for the period from July 31, 1999
            (Inception) through June 30, 2003............................F-4

     Consolidated Statements of Cash Flows for the Years Ended
            June 30, 2003 and 2002.......................................F-5

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

10.15          COL International's Loan Agreement dated December 21, 2000 (4)

21             Subsidiaries of the Registrant (5)

31 Rule 13a-14(a)/15a-14(a) Certifications of Chief Executive Officer and Chief Financial Officer

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

-----------------------

(1)  Translated into English from Chinese.

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

(5) Incorporated by reference from Exhibit 21 to the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001.


Item 14. Principal Accountant Fees and Services

Audit Fees

     Moores Rowland, the Company's principal accountants, billed the Company $70,500 for the year ended June 30, 2003 and $70,500 for the year ended June 30, 2002 for professional services rendered by Moores Rowland for the audit of the Company's annual financial statements and review of financial statements included in the Company's Forms 10-QSB and services normally provided by Moores Rowland in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

     For the years ended June 30, 2003 and June 30, 2002, Moores Rowland did not provide the Company with any services for assurance and related services provided by Moores Rowland that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported above under "--Audit Fees."

Tax Fees

     For the years ended June 30, 2003 and June 30, 2002, Moores Rowland did not provide the Company with professional services for tax compliance, tax advice, and tax planning.

All Other Fees

     For the years ended June 30, 2003 and June 30, 2002, Moores Rowland did not bill the Company for products and services other than those described above.

Audit Committee Pre-Approval Policies

     The Board of Directors, which is performing the equivalent functions of an audit committee, currently does not have any pre-approval policies or procedures concerning services performed by Moores Rowland. All the services performed by

Moores Rowland that are described above were pre-approved by the Board of Directors. Less than 50% of the hours expended on Moores Rowland's engagement to audit the Company's financial statements for the fiscal years ended June 30, 2003 and 2002 were attributed to work performed by persons other than Moores Rowland's full-time, permanent employees.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                          COL CHINA ONLINE INTERNATIONAL INC.


Date:  12 October 2003                    By:  /s/ Anthony Ng
                                          -------------------------------------
                                          Anthony Ng, Chief Executive Officer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date                                      Signatures
----                                      ----------


30 September 2003                         /s/ Kam Che Chan
                                          -------------------------------------
                                          Kam Che Chan, Director


12 October 2003                           /s/ Anthony Ng
                                          -------------------------------------
                                          Anthony Ng, Director


12 October 2003                           /s/ Paul Wong
                                          -------------------------------------
                                          Paul Wong, Director


30 September 2003                         /s/ Qi Yu Zhang
                                          -------------------------------------
                                          Qi Yu Zhang, Director

           Supplemental Information To Be Supplied With Reports Filed Pursuant To Section 15(d) Of The Exchange Act By Non-Reporting Issuers

     (1) No annual report to security holders covering the Registrant's last fiscal year was sent to security holders, and (2) no proxy statement, form of proxy or other proxy soliciting material was sent to more than ten of the registrant's security holders with respect to any annual or other meeting of security holders.

                          INDEPENDENT AUDITORS' REPORT



The Stockholders and Directors
COL China Online International Inc.




We have audited the accompanying consolidated balance sheets of COL China Online International Inc. (a Delaware Corporation) and its subsidiaries as of June 30, 2003 and 2002, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the years ended June 30, 2003, 2002 and 2001. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of COL China Online International Inc. and subsidiaries as of June 30, 2003 and 2002, and the results of their operations and their cash flows for the years ended June 30, 2003, 2002 and 2001, in conformity with accounting principles generally accepted in the United States of America.

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


/s/ Moores Rowland
------------------
Moores Rowland
Chartered Accountants
Certified Public Accountants
Hong Kong
September 30, 2003


                                 COL CHINA ONLINE INTERNATIONAL INC.
                                     CONSOLIDATED BALANCE SHEETS


                                                             JUNE 30, 2002         JUNE 30, 2003
                                                             -------------   -------------------------
                                                                 (Rmb)         (Rmb)          (US$)
ASSETS                                                                                  (Illustrative only)
------                                                                                  -------------------
CURRENT ASSETS:
    Cash                                                         368,839        548,405         66,173
    Accounts receivable, net of an allowance for doubtful
         accounts                                                340,115         46,520          5,613
    Inventories                                                   19,840           --             --
     Prepaid expense and other receivables, net of an
         allowance for doubtful accounts of Rmb164,544 and
         Rmb722,809 (US$87,218)                                  266,992        299,952         36,194
     Prepayment                                                     --        1,504,354        181,523
                                                             -----------    -----------    -----------

             Total current assets                                995,786      2,399,231        289,503

PROPERTY, OFFICE SPACE AND EQUIPMENT, net of accumulated
    depreciation and impairment of Rmb9,957,932 and
    Rmb1,565,590 (US$128,913), respectively                    3,509,596      3,718,632        448,709
                                                             -----------    -----------    -----------

TOTAL ASSETS                                                   4,505,382      6,117,863        738,212
                                                             ===========    ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

CURRENT LIABILITIES:
    Current portion of mortgage loans payable                    330,528        348,543         42,057
    Accounts payable and accrued expenses                      2,203,103      1,985,795        239,616
    Advance deposit received                                        --          642,987         77,586
    Due to a minority stockholder                                214,660        221,830         26,767
    Taxes payable                                                260,894        190,542         22,992
                                                             -----------    -----------    -----------

             Total current liabilities                         3,009,185      3,389,697        409,018

NOTES PAYABLE:
    Majority Stockholder                                      51,784,441     63,077,865      7,611,297
    Mortgage loans payable - net of current portion              860,612        512,069         61,789
                                                             -----------    -----------    -----------

             Total notes payable                              52,645,053     63,589,934      7,673,086

Commitments and contingencies (Notes 3 & 11)

STOCKHOLDERS' DEFICIENCY:
    Preferred stock, US$0.001 par value, 5,000,000 shares
         authorized, none outstanding                               --             --             --
    Common stock, US$0.001 par value, 100,000,000 shares
         authorized, 40,200,000 and 50,155,000 shares
         issued and outstanding, respectively                    408,864        408,864         50,155
    Additional paid-in capital                                 1,214,118      1,214,118        146,507
    Accumulated deficit                                      (52,738,071)   (62,450,820)    (7,536,376)
    Other comprehensive loss                                     (33,767)       (33,930)        (4,178)
                                                             -----------    -----------    -----------

             Total stockholders' deficiency                  (51,148,856)   (60,861,768)    (7,343,892)
                                                             -----------    -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                 4,505,382      6,117,863        738,212
                                                             ===========    ===========    ===========


                  See accompanying notes to these consolidated financial statements


                                       COL CHINA ONLINE INTERNATIONAL INC.
                                      CONSOLIDATED STATEMENTS OF OPERATIONS

                                           FOR THE YEAR       FOR THE YEAR
                                             ENDED JUNE         ENDED JUNE               FOR THE YEAR ENDED
                                               30, 2001           30, 2002                 JUNE 30, 2003
                                            -----------        -----------        ------------------------------
                                               (Rmb)              (Rmb)              (Rmb)              (US$)
                                                                                                 (illustrative only)
NET REVENUES:
    Computer network installations              784,598          1,678,706             69,014              8,328
    Kiosk solutions installations                  --                 --              484,500             58,462
    Transaction fee                              43,072             72,457               --                 --
    Business services revenue                     1,303              7,102                898                108
    Marketing fees, minority stockholder        290,100            431,405            484,941             58,517
                                            -----------        -----------        -----------        -----------

         Total revenues                       1,119,073          2,189,670          1,039,353            125,415

COST OF SALES:
    Computer network installations              801,812          1,292,089             56,800              6,854
    Kiosk solutions installations                  --                 --              434,409             52,418
    Transaction costs                            29,800             48,336               --                 --
    Business services costs                         540              4,172                392                 47
    Telecommunication                           579,724          1,021,096          1,100,882            132,838
                                            -----------        -----------        -----------        -----------

                                              1,411,876          2,365,693          1,592,483            192,157
                                            -----------        -----------        -----------        -----------

    Gross Margin                               (292,803)          (176,023)          (553,130)           (66,742)

OPERATING EXPENSES:
    Impairment                                6,947,260          1,565,589               --                 --
    General and administrative                5,779,030         11,918,576          9,543,490          1,151,256
    Amortization and depreciation             6,880,460          4,410,725            657,569             79,349
                                            -----------        -----------        -----------        -----------

         Total operating expenses            19,606,750         17,894,890         10,201,059          1,230,605
                                            -----------        -----------        -----------        -----------

OPERATING LOSS                              (19,899,553)       (18,070,913)       (10,754,189)        (1,297,347)

    Rental income                                  --                 --               72,000              8,687
    Gain on disposal of Wuhan operations           --                 --              822,169             99,207
    Other income                                 14,546            124,306            147,271             17,771
                                            -----------        -----------        -----------        -----------

LOSS BEFORE MINORITY INTEREST               (19,885,007)       (17,946,607)        (9,712,749)        (1,171,682)

    Minority interest                           446,580               --                 --                 --
                                            -----------        -----------        -----------        -----------

NET LOSS                                    (19,438,427)       (17,946,607)        (9,712,749)        (1,171,682)

OTHER COMPREHENSIVE LOSS                           --              (40,017)              (163)               (20)
                                            -----------        -----------        -----------        -----------

COMPREHENSIVE LOSSES                        (19,438,427)       (17,986,624)        (9,712,912)         1,171,682
                                            ===========        ===========        ===========        ===========

BASIC AND FULLY DILUTED NET LOSS
 PER SHARE                                        (0.48)             (0.37)              (0.2)             (0.02)
                                            ===========        ===========        ===========        ===========

WEIGHTED AVERAGE COMMON SHARES               40,200,000         48,148,849         48,148,849         48,148,849
                                            ===========        ===========        ===========        ===========


                        See accompanying notes to these consolidated financial statements


                                           COL CHINA ONLINE INTERNATIONAL INC.
                                 CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                   FOR THE YEARS ENDED JUNE 30, 2001, 2002 AND 2003


                                                                                                 OTHER
                                                               ADDITIONAL                    COMPREHENSIVE
                                                                 PAID-IN      ACCUMULATED       INCOME/
                                        COMMON STOCK             CAPITAL        DEFICIT          (LOSS)          TOTAL
                                 --------------------------    -----------    -----------     -----------     -----------
                                    Number         (Rmb)          (Rmb)          (Rmb)           (Rmb)           (Rmb)

Balances, July 1, 2000            40,200,000        327,710         79,890    (11,723,026)          6,250     (11,309,176)

Net loss                                --             --             --      (19,438,428)           --       (19,438,428)
                                 -----------    -----------    -----------    -----------     -----------     -----------

Balances, June 30, 2001           40,200,000        327,710         79,890    (31,161,454)          6,250     (30,747,604)

Sales of common stock in
  initial public offering in
  July 2001 at US$0.05 per
  share                                 --             --             --             --              --              --

Effect of share exchange           9,955,000         81,154      1,134,228     (3,630,010)           --        (2,414,628)

Net loss                                --             --             --      (17,946,607)           --       (17,946,607)
Other comprehensive loss                --             --             --             --           (40,017)        (40,017)
                                 -----------    -----------    -----------    -----------     -----------     -----------

Balances, June 30, 2002           50,155,000        408,864      1,214,118    (52,738,071)        (33,767)    (51,148,856)

Net loss                                --             --             --       (9,712,749)           --        (9,712,749)

Other comprehensive loss                --             --             --             --              (163)           (163)
                                 -----------    -----------    -----------    -----------     -----------     -----------

Balances, June 30, 2003           50,155,000        408,864      1,214,118    (62,450,820)        (33,930)     60,861,768
                                 ===========    ===========    ===========    ===========     ===========     ===========



                            See accompanying notes to these consolidated financial statements


                                           COL CHINA ONLINE INTERNATIONAL INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                FOR THE YEAR       FOR THE YEAR
                                               ENDED JUNE 30,     ENDED JUNE 30,             FOR THE YEAR ENDED
                                                        2001               2002                 JUNE 30, 2003
                                                 -----------        -----------        ------------------------------
                                                    (Rmb)              (Rmb)              (Rmb)               (US$)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                       (19,438,427)       (17,946,607)        (9,712,749)        (1,171,682)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Gain on disposal of Wuhan operations               --                 --             (822,169)           (99,207)
     Loss (Gain) on disposal of equipment               --              860,201            (10,300)            (1,243)
     Minority interest                              (446,580)              --                 --                 --
     Amortization and depreciation                 6,880,460          4,410,725            657,569             79,346
     Impairment                                    6,947,260          1,565,589               --                 --
     Provision for doubtful accounts of other
      receivables                                       --                 --              558,265             67,363
     Change in operating assets and
      liabilities:
       Decrease (increase) in:
       Accounts receivables                          (54,747)          (108,628)           (60,412)            (7,290)
       Other assets                                   (4,008)           116,860         (2,045,579)          (246,830)
       Inventories                                   (45,000)            25,160             19,840              2,394
       Increase (decrease) in:
       Accounts payable and accrued expenses         245,214           (159,883)           862,156            104,032
       Taxes payable                                  26,345             85,201            (70,352)            (8,489)
       Billings in excess of costs and
        estimated earnings on uncompleted
        contracts                                     86,265            (86,265)              --                 --
                                                 -----------        -----------        -----------        -----------

     Net cash used in operating activities        (5,803,218)       (11,237,647)       (10,623,731)        (1,281,606)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                           (1,303,474)          (499,027)          (916,606)          (110,602)
  Purchase of Construction Net                      (281,964)              --                 --                 --
  Sales of Wuhan operations                             --                 --              750,000             90,499
  Net cash acquired in acquisition of COL
  International under reverse acquisition               --               63,308               --                 --
                                                 -----------        -----------        -----------        -----------

     Net cash used in investing activities        (1,585,438)          (435,719)          (166,606)           (20,103)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Mortgage loans repayments                         (280,588)          (313,272)          (330,528)           (39,883)
  Advances from Majority Stockholder               8,473,790         10,185,433         11,293,424          1,362,414
  Minority stockholders interest and
   advance                                           392,886            351,627              7,170                865
                                                 -----------        -----------        -----------        -----------

     Net cash provided by financing
      activities                                   8,586,088         10,223,788         10,970,066          1,323,396
                                                 -----------        -----------        -----------        -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                 --              (40,017)              (163)               (20)
                                                 -----------        -----------        -----------        -----------

NET INCREASE (DECREASE) INCREASE IN CASH           1,197,432         (1,489,595)           179,566             21,667

CASH, beginning of period                            661,002          1,858,434            368,839             44,506
                                                 -----------        -----------        -----------        -----------

CASH, end of period                                1,858,434            368,839            548,405             66,173
                                                 ===========        ===========        ===========        ===========

NON-CASH INVESTING AND FINANCING
 Issuance of common stock for acquisition
  of subsidiaries                                       --               67,662               --                 --
                                                 ===========        ===========        ===========        ===========

Cash Paid For Interest                                48,757             72,326             55,379              6,882
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

     In July 2002, the Company completed its initial public offering of common stock. The Company issued 1,655,000 shares of common stock in this offering at US$0.05 per share (approximately US$83,000). All net proceeds from this offering were used to pay costs associated with the offering.

     COL International was formed for the purpose of acquiring and conducting the engineering services and the internet related business of Migration. On September 24, 2002, the acquisition of Migration by the Company through the exchange of the Company's shares was completed. In this transaction, the Company acquired all the outstanding shares of common stock of Migration in exchange for 40.2 million shares of the Company's common stock. As a result of the acquisition, Migration became a wholly owned subsidiary of COL International.

     For financial reporting purposes, the acquisition of Migration by the Company on September 24, 2002 has been treated as a reverse acquisition. Migration is the continuing entity for financial reporting and the acquisition of COL International is considered a recapitalization and restructuring of Migration. On this basis, the historical financial statements prior to September 24, 2002 represent the financial statements of Migration. The historical shareholders' equity accounts of the Company have been retroactively restated to reflect the issuance of 40,200,000 shares of common stock since inception of Migration and the issuance of 9,955,000 shares of stock upon the merger with COL International.

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

     Basis of Accounting - The amounts included in the financial statements are presented in Renminbi ("Rmb") which is COL International's functional currency, unless otherwise indicated as US dollars, because the Company's major operations are primarily located in the PRC. For illustrative purposes, the consolidated balance sheet as of June 30, 2003, consolidated statement of operations, consolidated statement of stockholders' deficiency and consolidated statement of cash flows for the year then ended have been translated into US dollars at approximately 8.2874 Rmb to the dollar, which was the exchange rate at June 30, 2003.

     Concentration of Credit Risk - Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. COL's International accounts receivable include a limited number of customers. Financial instruments that subject the Company to credit risk consist principally of accounts receivable. The Company generally does not require collateral from its customers. Accounts receivable totaled Rmb340,115 and Rmb46,520 (US$5,613) as at June 30, 2002 and 2003, respectively and the Company has made a provision for doubtful accounts of Rmb129,120 (US$15,581) and nil for the year ended June 30, 2002 and 2003. The management of the Company performs periodic credit evaluations on its customers' financial condition and believes that an allowance for doubtful accounts is sufficient.

     Included in the other receivables was an amount of Rmb164,544 and Rmb558,265 (US$67,363) as of June 30, 2002 and 2003, respectively, that were advanced to a company controlled by Mr. Justin Jencks, who currently serves as the chief operating officer ("COO") of the Company. Prior to Mr. Justin Jencks' becoming the Company's COO, COL intended to acquire his company, which was engaged in provision of technical support for the internet marketing business. However, due to adverse market conditions, COL International abandoned its plan of acquisition and, instead, hired Mr. Justin Jencks as its COO. These advances were then written off.

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

     During the fiscal year 2003, most of COL International's operations were focused in Shanghai.

     Cash Equivalents - COL International considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

                       COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Prepayment - Prepayments as of June 30, 2003 of Rmb1,504,354 (US$181,523) represents a prepayment for the acquisition of computer equipment. The computer equipment is for rental purpose upon delivery from supplier.

                       COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Property, Office Space and Equipment - Property, office space and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful life of the assets, generally twenty years for property, three years for computer equipment and five years for office space and other equipment. Repairs and maintenance are charged to expense as incurred. Material expenditures, which increase the life of an asset, are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of equipment sold, or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the accounts, and any gains or losses are reflected in current operations. Depreciation expense charged to operations was Rmb6,880,460, Rmb4,410,725 and Rmb657,569 (US$79,349) for the year ended June 30, 2001, 2002 and 2003 respectively.

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

     Revenue from kiosk solutions installations is recognized when the installations of kiosk machine has been completed.

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

     Intangibles and Goodwill - Intangibles represent the amount paid for the rights to market certain internet provider services and the rights to use the name "COL China Online". This amount was amortized, using the straight-line method, over its estimated useful life of five years. Amortization expenses was Rmb1,833,337 and Rmb2,000,004 for the year ended June 30, 2001 respectively. Impairment loss had been fully provided for the net book value of Rmb5,999,992 for the year ended June 30, 2002.

     Goodwill recognized in acquisitions accounted for as purchases was amortized on a straight-line basis over a 5-year period. Amortization expense was Rmb212,652 for the year ended June 30, 2002. Impairment loss had been fully provided for the net book value of Rmb947,268 for the year ended June 30, 2002.

     Therefore, there was no amortization expenses for intangibles and goodwill for the year ended June 30, 2003.

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

                       COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     Comprehensive Income (Loss) - The Company accounts for comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined therein, refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. Accumulated other comprehensive loss for the year ended June 30, 2003 represented foreign currency translation adjustments.

     Net Loss Per Share - Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding.

     Pursuant to the Company's 2000 Stock Option Plan, options may be granted to purchase an aggregate of 4,000,000 shares of common stock to key employees and other persons who have or are contributing to the Company's success. As of June 30, 2003, no options had been granted under the 2000 plan.

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

     Operating leases - Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Rental receivables under operating leases are recognized as income on the straight-line basis over the lease terms.

     Recent Accounting Pronouncements - In December 2002, the FASB issued Statement of Financial Accounting Standards No. 148, "Accounting for Stock-Based Compensation - Transition and Disclosure - an amendment of FASB Statement 123" (SFAS148). For entities that change their accounting for stock-based compensation from the intrinsic method to the fair value method under SFAS 123, the fair value method is to be applied prospectively to those awards granted after the beginning of the period of adoption (the prospective method). The amendment permits two additional transition methods for adoption of the fair value method. In addition to the prospective method, the entity can choose to either (i) restate all periods presented (retroactive restatement method) or (ii) recognize compensation cost from the beginning of the fiscal year of adoption as if the fair value method had been used to account for awards (modified prospective method). For fiscal years beginning after December 31, 2003, the prospective method will no longer be allowed. The Company has a stock option plan in place (Note 11 (iii)) and no stock option has been granted under the plan. The statement is not expected to have a material impact on the Company as there is no stock-based compensation granted. If the Company issues any options in the future under its stock option plan, it intends to account for them under the intrinsic method.

                       COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds an interest that it acquired before February 1, 2003. The Group currently has no interests in variable interest entities, and therefore does not expect adoption of FIN No. 46 to have an impact on its consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Subject to certain exception, this statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and all provisions of this Statement should be applied prospectively. The Group had no derivative instruments outstanding and the adoption of SFAS No. 149 has no impact on the Group's consolidated financial statement.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The SFAS No.150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities in statements of financial position. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Group had no financial instruments outstanding and the adoption of SFAS No. 150 has no impact on the Group's consolidated financial statement.

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

                       COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

     On July 5, 2002, COL International entered into a sales and purchase agreement with a third party to sell the Company's Wuhan operations for an aggregate sales price of Rmb750,000 (US$90,499). The sale includes the entire ownership of Wuhan Education Net and accounts receivables of Wuhan branch of the Joint Venture. The transaction resulted in a net gain of approximately Rmb385,690 (US$46,539) and has been recognized in the fiscal year ended June 30, 2003. In addition, the Company has written back the provision for staff welfare for Wuhan operations of Rmb436,479 (US$52,668), resulting in a total gain of Rmb822,169 (US$99,207). The decision to sell the business of Wuhan branch was made after consideration of the past unsatisfactory operating results of the branch.

     As at June 30, 2002, net liabilities and accumulated deficit of Wuhan Education Net was Rmb67,858 (US$8,188) and Rmb67,858 (US$8,188) with loss for the year then ended of Rmb5,524 (US$667). The Education Net and accounts receivable was completely transferred to the buyer on August 16, 2002.

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

                       COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4.   Equity Joint Venture (cont'd)
     -----------------------------

     In addition, the Joint Venture entered into agreement with its minority stockholder, whereby the minority stockholder provides services to the Joint Venture at a monthly management charge of Rmb15,000 (US$1,812) through the term of the Joint Venture. This agreement was mutually terminated at the end of September 2002. Under another agreement, the Joint Venture bears telecommunication costs relating to ISP operations up to a stipulated capacity and the minority interest stockholder pays for the costs of transmission capacity in excess of this amount. Amounts received from/paid to the minority stockholder are as follows:

                                    FOR THE YEAR     FOR THE YEAR
                                   ENDED JULY 31,   ENDED JULY 31,  FOR THE YEAR ENDED
                                            2001             2002      JUNE 30, 2003
                                  --------------   -------------- ---------------------
                                      (Rmb)            (Rmb)        (Rmb)       (US$)
                                                                            (Illustrative
     Received from:                                                              Only)
     Marketing and value added
       service fee income             290,100          431,405      484,941      58,516
                                    =========        =========    =========   =========

     Paid to:
     Management fee expense           180,000           45,000         --          --
     Telecommunication expense        579,724        1,021,096    1,100,882     132,838
                                    ---------        ---------    ---------   ---------

                                      759,724        1,066,096    1,100,882     132,838
                                    =========        =========    =========   =========

5.   Acquisitions
     ------------

     As discussed in Note 1, Migration entered into an agreement to be acquired by COL International during the fiscal year of 2002. This acquisition was completed on September 24, 2002. COL International is an entity incorporated in the State of Delaware, USA, with no substantive assets or operations other than its interest in Migration. Therefore, for financial reporting purposes, Migration was considered the acquiring entity. The continuing financial statements are those of Migration's from its inception with COL International being included from the date of acquisition. Legally, however, COL International is the parent company of Migration. All costs associated with the transactions were expensed in operations.

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

                       COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.   Accounts Receivable
     -------------------

     The following information summarizes accounts receivable at:

                                              June 30,
                                                2002         JUNE 30, 2003
                                              --------    -------------------
                                                (Rmb)      (Rmb)       (US$)
                                                                   (Illustrative
                                                                       Only)

     Contract receivables on completed
       contracts                               433,437        --         --
     Other trade receivables                    35,800      46,520      5,613
                                              --------    --------   --------

                                               469,237      46,520      5,613

     Less: Allowance for doubtful accounts    (129,122)       --         --
                                              --------    --------   --------

                                               340,115      46,520      5,613
                                              ========    ========   ========

     The amount of allowance for doubtful accounts of Rmb129,122 as of June 30, 2002, together with the corresponding accounts receivable, have been written off during the year ended June 30, 2003 because the Wuhan operations has been disposed during the year (Note 4).

7.   Prepaid expenses and other receivables
     --------------------------------------

     The following information summarizes prepaid expenses and other receivables at:

                                       June 30,
                                         2002             JUNE 30, 2003
                                      ----------    ------------------------
                                         (Rmb)        (Rmb)          (US$)
                                                                 (Illustrative
                                                                     Only)

     Rental deposit                      180,831       225,932        27,262
     Other receivables                   250,704       796,910        96,159
                                      ----------    ----------    ----------

                                         431,535     1,022,842       123,421

     Less: Allowance for doubtful
       accounts                         (164,544)     (722,890)      (87,227)
                                      ----------    ----------    ----------

                                         266,992       299,952        36,194
                                      ==========    ==========    ==========

     Included in the other receivables was Rmb164,544 and Rmb558,265 as of June 30, 2002 and 2003, respectively, representing advances to a Company controlled by Mr. Justin Jencks, the chief operating officer of the Company, in connection with a plan of the Company to acquire that company. However, the Company abandoned the plan of acquisition and then the advances were written off. The amount of allowance for doubtful accounts represent the provision for the amount due from that company as of June 30, 2002 and 2003, respectively.

                       COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.   Property, Office Space and Equipment
     ------------------------------------

     Property, office space and equipment consists of the following:

                                         June 30,
                                           2002            June 30, 2003
                                       -----------   -------------------------
                                          (Rmb)          (Rmb)         (US$)
                                                                  (Illustrative
                                                                       Only)

     Properties                          2,548,699     2,548,699       307,539
     Vehicles                              228,000       228,000        27,512
     Computer equipment                  6,390,312     5,751,535     6,940,010
     Computer software                   4,419,621     4,612,721       556,594
     Office furniture                      209,830       224,530        27,093
     Other equipment                     1,371,755     1,876,669       226,448
                                       -----------   -----------   -----------

                                        15,168,217    15,242,154     1,839,196
     Less : Accumulated depreciation
              and amortization         (10,093,031)   (9,957,932)   (1,201,574)
     Less : Impairment loss             (1,565,590)   (1,565,590)     (188,913)
                                       -----------   -----------   -----------

                                         3,509,596     3,718,632       448,709
                                       ===========   ===========   ===========

     All computer software was purchased from third parties.

                       COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.   Mortgage Loans Payable
     ----------------------

     During fiscal 2000, the Joint Venture purchased a staff quarter in Wuhan, PRC for Rmb522,444 (US$63,112). In connection with this purchase, the Joint Venture entered into a mortgage agreement for Rmb300,000, which has an outstanding balance of Rmb237,434 and Rmb180,205 (US$21,745) as of June 30, 2002 and 2003, respectively. The Joint Venture is required to make a monthly payment for 5 years starting from 2002 with interest at an annual rate of 5.5%. This debt is guaranteed by the general manager of the Wuhan branch. Annual principal repayment obligation under this obligation is as follows:

                                                       June 30, 2003
                                                 --------------------------
                                                 (Rmb)               (US$)
                                                                 (Illustrative
                                                                     Only)

     2004                                         63,879              7,708
     2005                                         55,772              6,730
                                                 -------            -------

                                                 119,651             14,438
                                                 =======            =======


     The Joint Venture also purchased its offices in Wuhan, PRC for Rmb2,026,255 (US$244,766) and has a related obligation for Rmb1,500,000 (US$181,004). In December 2000, the Joint Venture entered into a supplemental agreement with the seller of the property whereby a further down-payment of Rmb110,000 was paid in early January 2002 and the remaining balance of Rmb1,390,000 plus the accrued interest at the rate of 5.31% per annum are to be repaid by a monthly installment of Rmb26,428 for 5 years during the period from January 2002 to December 2005. Therefore, as of June 30, 2002, the Rmb1,500,000 is reflected as a current liability, but as of June 30, 2003, this loan is classified as long-term based on the schedule below:

                                                       June 30, 2003
                                                 --------------------------
                                                  (Rmb)               (US$)
                                                                 (Illustrative
                                                                     Only)

     2004                                        284,664             34,349
     2005                                        300,152             36,218
     2006                                        156,145             18,841
                                                 -------            -------
                                                 740,961             89,408
                                                 =======            =======

                       COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

10.  Payable To/(Received From) Related Parties
     ------------------------------------------

                                           June 30,
                                             2002           June 30, 2003
                                          ----------   -----------------------
                                             (Rmb)        (Rmb)        (US$)
                                                                   (Illustrative
                                                                       Only)

     Minority stockholder of Joint
      Venture                                   --          7,170          865
     Minority stockholder of Shangyi         214,660      214,660       25,902
     Majority stockholder of COL
      International (Note a)              51,784,441   63,077,805    7,611,297

     All payables with related parties are without interest or collateral.

     Note:

     a. Pursuant to the Loan Agreement, Honview agreed to lend Migration its cash needs, from time to time, at any time until January 1, 2004 up to an aggregate principal amount of US$8 million. As a result of Migration becoming a wholly owned subsidiary of COL International, any amounts loaned from Honview prior to February 8, 2002, the effective date of the registration statement related to COL International's initial public offering, may be paid at the option of Honview, by converting, at any time after October 10, 2002, part or all the unpaid principal amount of the loan into shares of COL International's common stock, at a price equal to the greater of $1.20 per share or 90 percent of the average weighted trading price of the common stock for the 20 trading days preceding the date of notice of exercise of conversion. Any amounts loaned from Honview after the effective date of this registration statement may be paid, at the option of Honview, by converting, at any time after October 10, 2002, part or all the unpaid principal amount of the loan into shares of COL International's common stock, at a price equal to the greater of $1.20 per share or 110 percent of weighted average trading price of common stock for the 20 trading days preceding the date of the loan.

11.  Commitments and Contingencies
     -----------------------------

     i) Operating Leases Payable - As of June 30, 2003, COL International has the following non-cancelable lease commitments for the year ending June 30:

                                                      June 30, 2003
                                              -----------------------------
                                                (Rmb)               (US$)
                                                                (Illustrative
                                                                    Only)

          2004                                  885,078             106,798
          2005                                  703,728              84,915
          2006                                  263,898              31,843
                                              ---------           ---------

                                              1,852,704             223,556
                                              =========           =========

          Rent expense charged to operations was Rmb631,088 and Rmb962,599 and Rmb1,051,361 (US$128,862) year ended June 30, 2001, 2002 and 2003 respectively.

                       COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  Commitments and Contingencies (Cont'd)
     --------------------------------------

     ii) Operating Leases Receivable - Operating leases arise from leases for group's properties for the year ending June 30, 2003.

          Depreciation expense for asset subject to operating leases is provide primarily on the straight-line method with 10% residue value over the estimated useful life of the assets. Depreciation expense relating to properties held as investments in operating leases was Rmb114,684 (US$13,838) for the years ended June 31, 2002 and 2003 respectively.

          Investments in operating leases are as follows:

                                                           As of June 30,
                                                      ------------------------
                                                        2003           2003
                                                        (Rmb)          (US$)
                                                                   (Illustrative
                                                                       Only)

          Properties                                   2,548,699       307,539
          Accumulated depreciation                      (366,277)      (44,196)
                                                      ----------    ----------

          Net investment in operating leases           2,182,422       263,343
                                                      ==========    ==========

          The investment in operating leases is included in property, office space and equipment (Note 8).

          Future minimum rental payments to be received on non-cancelable operating leases are contractually due as follows:

                                                            As of June 30,
                                                        ---------------------
                                                         2003          2003
                                                         (Rmb)         (US$)
                                                                   (Illustrative
                                                                       Only)
          Year ending June 30

          2004                                          216,000        26,063
          2005                                          216,000        26,063
          2006                                          144,000        17,376
                                                        -------       -------

          Total                                         576,000        69,503
                                                        =======       =======

          There were no contingent rentals under the respective lease contracts. Rental income received during the year ended June 30, 2003 from the above leases is included in the statement of operations under the heading "Rental income".

                       COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11.  Commitments and Contingencies (Cont'd)
     --------------------------------------

     iii) Stock Option Plan - The Company has set up a stock option plan (the "Stock Option plan"), which the Company may grant options to key employees and other persons to purchase an aggregate of 4,000,000 shares of common stock. The options granted pursuant to the Stock Option Plan may be either incentive options qualifying for beneficial tax treatment for the recipient, or non-qualified options. The terms of the Stock Option Plan concerning incentive options and non-qualified options are substantially the same except that only the Company's or its subsidiaries' employees are eligible for incentive options, and other individuals are eligible for non-qualified options. With respect to options granted to persons other than outside directors, the Stock Option Plan is administered by an Option Committee that determines the terms of the options subject to the requirements of the Stock Option Plan.

          All options granted under the Stock Option Plan will become fully exercisable on the date that the options are granted or other dates that the Option Committee determines and will continue for a period up to a maximum of ten years. Options granted pursuant to the Stock Option Plan are not transferable during the optionee's lifetime. Subject to the other terms of the Stock Option Plan, the Option Committee has discretion to provide vesting requirements and specific expiration provisions with respect to the incentive options and non-qualified options granted. No options had been granted under the Stock Option Plan since its establishment.

                       COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12.  Taxes
     -----

     COL International and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate.

     The Joint Venture and Shangyi, which were established in the PRC, are subject to the PRC income taxes at a rate of 33%. However, the Shenzhen headoffice of the Joint Venture is entitled to full exemption from income tax for one year starting from the first profit making year and 50% tax reduction in the subsequent two years. No provision for PRC income tax has been provided for in the financial statements as the Joint Venture and Shangyi in the PRC were operating at a loss for the periods presented.

     Migration operates in Hong Kong where the statutory tax rate is 16% on assessable income arising in Hong Kong. Migration is exempt from any BVI income taxes under BVI International Business Act for its operations being located only in Hong Kong.

     As of June 30, 2003, COL International has a net operating loss (NOL) carryforward for tax reporting purposes in the PRC of approximately Rmb42,000,000 (US$5,067,934). Under PRC taxation laws, NOL of each year can only be carried forward for a maximum of 5 years.

     Deferred income taxes are provided for differences between the tax and book basis of assets and liabilities as a result of temporary differences in the recognition of revenues or expenses for tax and financial reporting purposes, which relates primarily to certain items not currently deductible for tax purposes until paid.

     Deferred tax assets resulting from these differences, consist of the following:

                                          Hong Kong                         PRC
                                          ---------                         ---
                                           June 30,                       June 30,
                                        ---------------   -----------------------------------------
                                        2002     2003        2002           2003           2003
                                        (Rmb)    (Rmb)       (Rmb)          (Rmb)          (US$)
                                                                                       (Illustrative
                                                                                           only)
     Net operating loss carryforwards     --       --       9,504,125     13,050,627      1,574,755
     Other                                --       --       2,388,523      6,994,537        843,997
                                        ------   ------   -----------    -----------    -----------

     Deferred tax assets                  --       --      11,892,648     20,045,164      2,418,752

     Less: Valuation allowance            --       --     (11,892,648)   (20,045,164)    (2,418,752)
                                        ------   ------   -----------    -----------    -----------

                                          --       --          --             --             --
                                        ======   ======   ===========    ===========    ===========

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

                       COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

13.  Major Customers
     ---------------

     The following customers totaled more than 10% of sales:

                                                          Year ended June 30
                                                         --------------------
                                                         2001    2002    2003

     A                                                    48%     12%      0%
     B (minority stockholder in the Joint Venture)        25%     22%     46%
     C                                                    16%      0%      0%
     D                                                    0%       0%     46%
     E                                                    0%      52%      0%