Form 10QSB
period 2003-09-30
COL CHINA ONLINE INTERNATIONAL INC
filed 2003-12-12
CIK 1114274

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                  FORM 10 - QSB

                              --------------------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934


                                    333-39208
                                    ---------
                            (Commission File Number)


                For the quarterly period ended September 30, 2003

                       COL China Online International Inc.
         --------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)


             Delaware                                         52-2224845
             --------                                         ----------
  (State or other jurisdiction                               (IRS Employer
       of incorporation)                                 Identification Number)

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

                                       N/A
           -----------------------------------------------------------
          (Former Name or Former Address, if Changed Since Last Report)

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

                       COL China Online International Inc.


                                   FORM 10-QSB

                                 March 31, 2003

                                Table of Contents

                                                                        Page No.

PART I.  FINANCIAL INFORMATION



Item 1    Financial Statements:
          Condensed Consolidated Balance Sheets as of
           September 30, 2003 (unaudited) and June 30, 2003                 1
          Condensed Consolidated Statements of Operations
           for the three months ended September 30, 2003
           and 2002 (unaudited)                                             2
          Condensed Consolidated Statements of Cash Flows
           for the three months ended September 30, 2003
            and 2002 (unaudited)                                            3
          Notes to Condensed Consolidated Financial Statements              4

Item 2    Management's Discussion and Analysis of Financial
           Condition and Results of Operations                              8

Item 3    Controls and Procedures                                          12


PART II.  OTHER INFORMATION


Item 6    Exhibits and Reports on Form 8-K                                 12




Signature Page




                                                 PART I FINANCIAL INFORMATION

Item 1   Financial Statements

                                             COL CHINA ONLINE INTERNATIONAL INC.
                                           CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                     JUNE 30, 2003          SEPTEMBER 30, 2003 (unaudited)
                                                                     -------------          -----------------------------
                                                                          (Rmb)              (Rmb)                 (US$)
                                                                                                            (Illustrative
                                                                                                                    Only)
Assets

CURRENT ASSETS:
    Cash                                                                  548,405             226,039              27,276
    Accounts receivable, net of allowance for doubtful
         accounts of Rmb553,014 (US$64,316)                                46,520             103,377              12,475
    Inventories                                                              --                  --                  --
    Prepaid expense and other receivables                                 299,952             528,507              63,776
    Prepayment                                                          1,504,354                --                  --
     Net investment in the lease, current portion                            --               988,294             119,258
                                                                      -----------         -----------         -----------

             Total current assets                                       2,399,231           1,846,217             222,785

PROPERTY, OFFICE SPACE AND EQUIPMENT, net of accumulated
    depreciation and impairment of Rmb10,193,012 and
    Rmb1,506,999 (US$181,851), respectively                             3,718,632           3,566,937             430,426
NET INVESTMENT IN THE LEASE, long term portion                               --               741,219              89,444
                                                                      -----------         -----------         -----------

TOTAL ASSETS                                                            6,117,863           6,154,373             742,655
                                                                      ===========         ===========         ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

CURRENT LIABILITIES:
    Current portion of mortgage loans payable                             348,543             341,665              41,229
    Accounts payable and accrued expenses                               1,985,795           1,558,548             188,072
    Advance deposit received                                              642,987             317,980              38,371
    Due to a minority stockholder                                         221,830             214,660              25,903
    Taxes payable                                                         190,542             188,682              22,768
                                                                      -----------         -----------         -----------

             Total current liabilities                                  3,389,697           2,621,535             316,343

NOTES PAYABLE:
    Majority Stockholder                                               63,077,865          66,103,237           7,976,740
    Mortgage loans payable - net of current portion                       512,069             433,531              52,315
                                                                      -----------         -----------         -----------

             Total notes payable                                       63,589,934          66,536,768           8,029,055

STOCKHOLDERS' DEFICIENCY:
    Preferred stock, US$0.001 par value, 5,000,000 shares
         authorized, none outstanding                                        --                  --                  --
    Common stock, US$0.001 par value, 100,000,000 shares
         respectively authorized, 40,000,000 and 50,155,000
         shares issued and outstanding                                    408,864             408,864              50,155
    Additional paid-in capital                                          1,214,118           1,214,118             146,507
    Accumulated deficit                                               (62,450,820)        (64,593,011)         (7,795,230)
    Accumulated other comprehensive loss                                  (33,930)            (33,901)             (4,175)
                                                                      -----------         -----------         -----------

             Total stockholders' deficiency                           (60,861,768)        (63,003,930)         (7,602,743)
                                                                      -----------         -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                          6,117,863           6,154,373             742,655
                                                                      ===========         ===========         ===========


                            See accompanying notes to these condensed consolidated financial statements




                                              COL CHINA ONLINE INTERNATIONAL INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                       FOR THE THREE MONTHS ENDED
                                                     ------------------------------------------------------------
                                                     SEPTEMBER 30, 2002                SEPTEMBER 30, 2003
                                                     ------------------       -----------------------------------
                                                           (Rmb)                 (Rmb)                  (US$)
                                                                                                   (Illustrative
                                                                                                         Only)

NET REVENUES:
    Business services revenue                                  898                   --                     --
    Marketing fees, minority stockholder                   133,729                 57,286                  6,913
                                                       -----------            -----------            -----------

         Total revenues                                    134,627                 57,286                  6,913

COST OF SALES:
    Business services costs                                    392                   --                     --
    Telecommunication                                      302,829                165,928                 20,203
                                                       -----------            -----------            -----------

                                                           303,221                165,928                 20,203
                                                       -----------            -----------            -----------

    Gross Margin                                          (168,594)              (108,642)               (13,290)

OPERATING EXPENSES:
    General and administrative                           2,693,022              1,945,732                234,596
    Amortization and depreciation                          133,610                176,490                 21,297
                                                       -----------            -----------            -----------

         Total operating expenses                        2,826,632              2,122,222                255,893
                                                       -----------            -----------            -----------

OPERATING LOSS                                          (2,995,226)            (2,230,864)              (269,183)

    Rental income                                             --                   54,000                  6,516
    Other income                                           834,803                 34,673                  4,184
                                                       -----------            -----------            -----------

LOSS BEFORE MINORITY INTEREST                           (2,160,423)            (2,142,191)              (258,483)

    Minority interest                                         --                     --                     --
                                                       -----------            -----------            -----------

NET LOSS                                                (2,160,423)            (2,142,191)              (258,483)
                                                       ===========            ===========            ===========

OTHER COMPREHENSIVE LOSS                                   (13,092)                    29                      4
                                                       -----------            -----------            -----------

COMPREHENSIVE LOSSES                                    (2,173,515)            (2,142,162)              (258,479)
                                                       ===========            ===========            ===========

BASIC AND FULLY DILUTED NET LOSS PER SHARE                   (0.04)                 (0.04)                (0.005)
                                                       ===========            ===========            ===========

WEIGHTED AVERAGE COMMON SHARES                          50,155,000             50,155,000             50,155,000
                                                       ===========            ===========            ===========

                               See accompanying notes to these condensed consolidated financial statements




                                         COL CHINA ONLINE INTERNATIONAL INC.
                           CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                           FOR THE THREE MONTHS ENDED
                                                               -----------------------------------------------------
                                                               SEPTEMBER 30, 2002              SEPTEMBER 30, 2003
                                                              ------------------     -------------------------------
                                                                     (Rmb)               (Rmb)                (US$)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                     (2,160,423)         (2,142,191)           (258,483)
     Adjustments to reconcile net loss to net cash used
      in operating activities:
         Amortization and depreciation                               133,610             176,490              21,297
         Loss(Gain) on disposal of equipment                        (395,991)               --                  --
         Provision for staff welfare written back                   (436,479)               --                  --
         Bad debts written off                                          --                17,713               2,137
         Change in operating assets and liabilities:
           Decrease (increase) in:
              Accounts receivables                                   (33,494)            (56,856)             (6,861)
              Other assets                                            41,908            (471,426)            (56,888)
              Inventories                                             19,840                --                  --
           Increase (decrease) in:
              Accounts payable and accrued expenses                 (112,311)           (752,255)            (90,775)
              Taxes payable                                           27,866              (1,860)               (224)
                                                                  ----------          ----------          ----------

         Net cash used in operating activities                    (2,915,474)         (3,230,385)           (389,797)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment                                          (152,401)            (24,794)             (2,992)
     Sales of Education Net                                          750,000                --                  --
                                                                  ----------          ----------          ----------

         Net cash provided (used) in investing activities            597,599             (24,794)             (2,992)

CASH FLOWS FROM FINANCING ACTIVITIES:
     Mortgage loans repayments                                       (80,985)            (85,416)            (10,307)
     Advances from Majority Stockholder                            2,623,589           3,025,372             365,056
     Minority stockholders interest and advance                         --                (7,172)               (865)
                                                                  ----------          ----------          ----------

         Net cash provided by financing activities                 2,542,604           2,932,784             353,884
                                                                  ----------          ----------          ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                               13,093                  29                   4
                                                                  ----------          ----------          ----------

NET (DECREASE) INCREASE IN CASH                                      237,822            (322,366)             43,901
                                                                  ----------          ----------          ----------

CASH, beginning of period                                            368,839             548,405              66,177
                                                                  ----------          ----------          ----------

CASH, end of period                                                  606,661             226,039              22,276
                                                                  ==========          ==========          ==========


CASH PAID FOR INTEREST                                                16,638              10,983               1,325
                                                                  ==========          ==========          ==========


                             See accompanying notes to these condensed consolidated financial statements

                                                           Page 3

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

     For financial reporting purposes, the acquisition of Migration by the Company on September 24, 2002 has been treated as a reverse acquisition. Migration is the continuing entity for financial reporting and the acquisition of COL International is considered a recapitalization and restructuring of Migration. On this basis, the historical financial statements prior to September 24, 2002 represent the financial statements of Migration. The historical shareholders' equity accounts of the Company have been retroactively restated to reflect the issuance of 40,200,000 shares of common stock since inception of Migration and the issuance of 9,955,000 shares of stock upon the merger with COL Migration.

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

     During the quarter ended September 30, 2003, the Company acquired a system of computer network and software for generating lease income with the cost of approximately Rmb1,976,000 (US$238,456) and the corresponding net investment in the lease is presented in the consolidated balance sheet with long-term portion of Rmb741,219 (US$89,444) and current portion of Rmb988,294 (US$119,258).

                       COL CHINA ONLINE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



2.   Basis of Presentation
     ---------------------

     The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements have been prepared on the same basis as the annual financial statements. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003 which was filed October 14, 2003. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2003 and the results of its operations and cash flows for the quarter and three month periods then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

     The amounts included in the financial statements are presented in Renminbi ("Rmb") which is COL International's functional currency, unless otherwise indicated as US dollars, because COL International's operations are primarily located in the PRC. For illustrative purposes, the condensed consolidated balance sheet as of September 30, 2003 and condensed consolidated statement of operations for the three months ended September 30, 2003 and condensed consolidated statement of cash flows for the three months ended September 30, 2003 have been translated into US dollars at approximately 8.2870 Rmb to the dollar, which was the exchange rate at September 30, 2003.


3.   Recent Accounting Pronouncements
     --------------------------------

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

                       COL CHINA ONLINE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3.   Recent Accounting Pronouncements (Continued)
     --------------------------------

     In January 2003, the FASB issued FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN No. 46"). FIN No. 46 applies to variable interest entities created after January 31, 2003 and to variable interest entities in which an enterprise obtains an interest after that date. It applies in the first fiscal year or interim period beginning after December 15, 2003, to variable interest entities in which an enterprise holds an interest that it acquired before February 1, 2003. The Company currently has no interests in variable interest entities, and therefore does not expect adoption of FIN No. 46 to have an impact on its consolidated financial statements.

     In April 2003, the FASB issued SFAS No. 149 "Amendment of Statement 133 on Derivative Instruments and Hedging Activities". The SFAS No. 149 amends and clarifies financial accounting and reporting for derivative instruments, including certain derivative instruments embedded in other contracts (collectively referred to as derivatives) and for hedging activities under SFAS No. 133, Accounting for Derivative Instruments and Hedging Activities. Subject to certain exception, this statement is effective for contracts entered into or modified after June 30, 2003 and for hedging relationships designated after June 30, 2003 and all provisions of this Statement should be applied prospectively. The Company had no derivative instruments outstanding and the adoption of SFAS No. 149 has no impact on the Company's consolidated financial statements.

     In May 2003, the FASB issued SFAS No. 150, "Accounting for Certain Financial Instruments with Characteristics of both Liabilities and Equity". The SFAS No.150 improves the accounting for certain financial instruments that, under previous guidance, issuers could account for as equity and requires that those instruments be classified as liabilities in statements of financial position. In addition to its requirements for the classification and measurement of financial instruments in its scope, SFAS No. 150 also requires disclosures about alternative ways of settling the instruments and the capital structure of entities, all of whose shares are mandatorily redeemable. Most of the guidance in SFAS No. 150 is effective for all financial instruments entered into or modified after May 31, 2003, and otherwise is effective at the beginning of the first interim period beginning after June 15, 2003. The Company had no financial instruments outstanding and the adoption of SFAS No. 150 has no impact on the Company's consolidated financial statements.


4.   Comprehensive Income (Loss)
     --------------------------

     The Company accounts for comprehensive income (loss) in accordance with SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined therein, refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. Accumulated other comprehensive income (loss) for the quarter and three months period ended September 30, 2003, respectively, represented foreign currency translation adjustments.

                       COL CHINA ONLINE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS



5.   Net Loss Per Share
     ------------------

     Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding.

     Pursuant to the Company's 2000 Stock Option Plan, options may be granted to purchase an aggregate of 4,000,000 shares of common stock to key employees and other persons who have or are contributing to the Company's success. As of September 30, 2003, no options had been granted under the 2000 plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This document contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. When used in this document, the words "expects", "anticipates", "intends" and "plans" and similar expressions are intended to identify certain of these forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed in this document. Factors that could cause or contribute to such difference include those discussed below and in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003.

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

     The Company intends to offer IT and communications services to commercial enterprises in and around Shanghai through its COL Convergence division. The COL Convergence division is engaged in negotiations with Fibrelink, an infrastructure network company owned by China Electric Corporation, to act as an agent for the provider of IT and communications services. In addition, the Company intends to offer kiosk solutions for customer loyalty programs for a wide range of potential customers from retailers to multinational conglomerates through its COL Interactive division. The COL Interactive division is engaged in negotiations with the Shanghai lottery company to set up a loyalty program using kiosk systems. When the Company's new business plan is formalized, and the above negotiations processes are finalized, the Company intends to provide a description of that plan in a report filed with the U.S. Securities and Exchange Commission.

     The Company has a negative cash flow from operating activities and is seeking additional financing in order to satisfy its cash requirements. The Company anticipates that it will require approximately Rmb6,000,000 (or approximately US$724,000) in financing during the next 12 months to satisfy its cash requirements for the development of the Company's new business plan. COL International, through its Migration subsidiary, currently employs approximately 30 employees in China COL International may recruit more staff should the above plan of operations are in place.

     We anticipate purchases of equipment amounting up to approximately Rmb2,000,000 (or approximately US$241,000) the coming year in order to implement the Company's new business plan.


Results of Operations

     Revenues for the three months ended September 30, 2003 include marketing fees received from Shenzhen Rayes Group Co., Ltd. ("Rayes Group") of Rmb57,286 (US$6,913) compared to marketing fees of Rmb133,729 for the three months ended September 30, 2002. For the three months ended September 30, 2003 and 2002, the Company had no revenue generated from network installation. The Company had business services revenue of Rmb898 for the three months ended September 30, 2002 but no revenues were derived for three months ended September 30, 2003. As mentioned in the overview section above, Education Net was disposed during the three months ended September 30, 2002 and, as a result, the business services provided by the Education Net were terminated. No revenue was derived from transaction fee from Construction Net or sale of software for the three month periods ended September 30, 2003 and 2002.

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

     In connection with these services, the Company has an agreement with Rayes Group to reimburse Rayes Group for its actual transmission (i.e., telephone line) costs, provided that Rayes Group will pay all incremental costs related to expansion of the telecommunications facilities related to the ISP operations. These amounts totaled Rmb302,829 and Rmb165,928(US$20,203) during the three months period of September 30, 2002 and 2003, respectively. The Joint Venture has no long-term commitments in connection with its telecommunication costs other than management fees payable to the Rayes Group for providing services.

     Other income for the three months ended September 30, 2003 was Rmb34,673 (US$4,184) as compared to Rmb834,803. Included in the other income for the three months ended September 30, 2003, Rmb34,648 (US$4,181) represents the finance income of a leased asset acquired during the quarter. During the quarter, the Company acquired a system of computer network and software for generating lease income with the cost of approximately Rmb1,976,000 (US$238,456) and the corresponding net investment in the lease is presented in the consolidated balance sheet with long-term portion of Rmb741,219 (US$89,444) and current portion of Rmb988,294 (US$119,258).

     General and administrative costs include salaries, rent, travel and other overhead costs. For the three months ended September 30, 2002 and September 30, 2003, general and administrative costs totaled Rmb2,693,022 and Rmb1,945,732 (US$234,596), respectively. The decrease in these costs is due to the closing of the Wuhan Branch of the Company, and the Company's ceasing to operate the Construction Net site during the period.

     Amortization and depreciation expense for the three months ended September 30, 2002 and September 30, 2003 was Rmb133,610 and Rmb176,490 (US$21,297),
respectively. The decrease represents the impairment loss provision of fixed assets, mainly computer equipment, which accrued in the fourth quarter of the fiscal year ended June 30, 2002.

     The Company has not recognized any future tax benefits resulting from its operating losses due to the uncertainty of future realization.

     No share of loss has been absorbed by minority shareholder for the three months ended September 30, 2003 as its initial capital contribution was fully absorbed.

     The above has resulted in net losses of Rmb2,160,423 and Rmb2,142,191 (US$258,483) for the three months ended September 30, 2002 and 2003, respectively. The Company expects to continue to incur losses until its services are more fully developed and accepted in China.

Liquidity and Capital Resources

     As of September 30, 2003 and June 30, 2003, the Company had a negative working capital of Rmb34,099 (US$4,114) and Rmb990,446, respectively. As of September 30, 2003, advances from the majority stockholder totaled Rmb66,103,237 (US$7,976,740). The majority stockholder has signed a note agreement to provide financial support up to US$8,000,000. Migration's ability to continue operations is currently dependent upon continuing financial support from its majority stockholder. The Company's management believes the majority stockholder will continue to provide financial support to the Company even after the availability under the note agreement is exhausted. Also included in liabilities at September 30, 2003 and June 30, 2003 is Rmb775,196 (US$93,544) and Rmb860,612,
respectively, incurred in connection with the purchase of office space and staff quarters in Wuhan, China.

     Cash used in operating activities for the three months period ended September 30, 2003 was Rmb3,230,385 (US$389,797) as compared with Rmb2,915,474 for the three months ended September 30, 2002. The cash used in operations was to fund operating losses of Rmb2,160,423 and Rmb2,142,191 (US$258,483), generally offset by non-cash expenses related to amortization and depreciation of Rmb133,610 and Rmb176,490 (US$21,297), provision for staff welfare fund written back of RmbNil and Rmb436,479 for the three months ended September 30, 2002 and 2003, respectively.

     Cash used in investing activities for the three months ended September 30, 2002 was Rmb597,599 while a net outflow of cash for the three months ended September 30, 2003 was Rmb24,794 (US$2,992) that was due to the purchase of equipment.

     Cash flows from financing activities have generally come from advances by the majority stockholder of the Company. During the three months ended September 30, 2002 and 2003, the majority stockholder has advanced Rmb2,623,589 and Rmb3,025,372 (US$365,056), respectively.

Critical Accounting Policies

     The Company's significant accounting policies are described in note 2 to the financial statements for the three months ended September 30, 2002 and 2003 included in the accompanying financial statements and notes to consolidated financial statements. The Company believes its most critical accounting policies include accounting for provision for doubtful debts and impairment loss provision.

     The Rmb533,014 (US$64,316) provision for doubtful debts as included in the consolidated balance sheet as at September 30, 2003 are debts for which recoverability are considered doubtful after due consideration and careful assessment by the management of the Company. The provision was made for amounts due from a minority stockholder of the Joint Venture. A specific write off of a sundry debtor has been made during the quarter. The sundry debtor is a company owned and controlled by Mr. Justin Jencks, the chief operating officer ("COO") of the Company. Prior to Mr. Justin Jencks becoming the Company's COO, COL intended to acquire his company, which was engaged in provision of technical support for internet marketing business. In last year, COL intended to acquire this company. RMB164,544 (US$19,854) and RMB558,265 (US$67,363) were then advanced to that company in 2002 and 2003, respectively, for use in its operations. However, due to adverse market condition, COL abandoned its plan of acquisition and, instead, hired Mr. Justin Jencks as the chief operating officer and consultant. These advances were then written off.

     No provision for impairment loss on fixed assets is made for the three months ended September 30, 2003, respectively, because the carrying value, net of accumulated depreciation and impairment of Rmb10,193,012 (US$1,230,000) and Rmb1,506,999 (US$181,851), respectively, of fixed assets are stated at its recoverable amount at the period-end date estimated by the management.

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


Item 6.  Exhibits And Reports On Form 8-K

     (a) Exhibits.
         ---------

          -------------------- -------------------------------------------------
          Exhibit No.          Description
           -------------------- ------------------------------------------------

          31 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          -------------------- -------------------------------------------------
          32 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C.
                               Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
          -------------------- -------------------------------------------------


     (b) Reports on Form 8-K.
         --------------------

          During the quarter ended September 30, 2003 the Company filed did not file any Current Reports on Form 8-K.



                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act Of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            COL CHINA ONLINE INTERNATIONAL INC.


Date:    December 10, 2003                  By: /s/   Anthony Ng
                                               ---------------------------------
                                                      Anthony Ng
                                                      Chief Executive Officer