Form 10QSB
period 2003-12-31
COL CHINA ONLINE INTERNATIONAL INC
filed 2004-02-19
CIK 1114274

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 --------------

                                  FORM 10 - QSB

                                 --------------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                       THE SECURITIES EXCHANGE ACT OF 1934

                                    333-39208
                                    ---------
                            (Commission File Number)

                For the quarterly period ended December 31, 2003

                       COL China Online International Inc.
                       -----------------------------------
        (Exact name of small business issuer as specified in its charter)

          Delaware                                        52-2224845
          --------                                        ----------
(State or other jurisdiction                (IRS Employer Identification Number)
 of incorporation)

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
Yes    X    No
    -------    --------

As of February 13, 2003, the Registrant had outstanding 50,155,000 shares of its common stock, par value $.001.

Transitional Small Business Disclosure Format (Check One):
Yes         No    X
    -------    --------

================================================================================

                       COL China Online International Inc.


                                   FORM 10-QSB

                                December 31, 2003

                                Table of Contents

                                                                        Page No.

PART I.  FINANCIAL INFORMATION



Item 1   Financial Statements:
         Condensed Consolidated Balance Sheets as of December 31, 2003
           (unaudited) and June 30, 2003                                      1

         Condensed Consolidated Statements of Operations for the three
           months ended December 31, 2003 and 2002 (unaudited)                2

         Condensed Consolidated Statements of Cash Flows for the three
           months ended December 31, 2003 and 2002 (unaudited)                3

         Notes to Condensed Consolidated Financial Statements                 5

Item 2   Management's Discussion and Analysis of Financial Condition
           and Results of Operations                                          8

Item 3   Controls and Procedures                                             13


PART II.  OTHER INFORMATION

Item 6   Exhibits and Reports on Form 8-K                                    13



Signature Page


                                    PART I FINANCIAL INFORMATION
Item 1   Financial Statements

                                 COL CHINA ONLINE INTERNATIONAL INC.
                                CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             JUNE 30,          DECEMBER 31, 2003
                                                               2003               (unaudited)
                                                           -------------  --------------------------
                                                              (Rmb)           (Rmb)         (US$)
                                                                                     (Illustrative Only)
Assets

CURRENT ASSETS:
    Cash                                                       548,405        253,018         30,532
    Accounts receivable, net of allowance for
         doubtful accounts                                      46,520         99,815         12,045
    Prepaid expense and other receivables                      299,952        972,944        117,406
    Prepayment                                               1,504,354           --             --
    Net investment in the lease, current portion                  --          988,294        119,258
                                                           -----------    -----------    -----------

             Total current assets                            2,399,231      2,314,071        279,241

PROPERTY, OFFICE SPACE AND EQUIPMENT, net of accumulated
    depreciation and impairment of Rmb9,619,690 and
    Rmb1,506,999 (US$181,851), respectively                  3,718,632      1,550,381        187,086
NET INVESTMENT IN THE LEASE, long term portion                    --          494,146         59,629
                                                           -----------    -----------    -----------

TOTAL ASSETS                                                 6,117,863      4,358,598        525,956
                                                           ===========    ===========    ===========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
    Current portion of mortgage loans payable                  348,543           --             --
    Accounts payable and accrued expenses                    1,985,795      1,327,761        160,222
    Advance deposit received                                   642,987        317,980         38,371
    Due to a minority stockholder                              221,830        214,660         25,903
    Taxes payable                                              190,542        190,295         22,963
                                                           -----------    -----------    -----------

             Total current liabilities                       3,389,697      2,050,696        247,459

NOTES PAYABLE:
    Majority Stockholder                                    63,077,865     67,432,080      8,137,092
    Mortgage loans payable - net of current portion            512,069           --             --
                                                           -----------    -----------    -----------

             Total notes payable                            63,589,934     69,482,776      8,384,551

STOCKHOLDERS' DEFICIENCY:
    Preferred stock, US$0.001 par value, 5,000,000
         shares authorized, none outstanding
    Common stock, US$0.001 par value, 100,000,000
         shares authorized, 40,000,000 and
         50,155,000 shares issued and outstanding,
         respectively                                          408,864        408,864         50,155
    Additional paid-in capital                               1,214,118      1,214,118        146,507
    Accumulated deficit                                    (62,450,820)   (66,713,259)    (8,051,037)
    Accumulated other comprehensive loss                       (33,930)       (33,901)        (4,220)
                                                           -----------    -----------    -----------

             Total stockholders' deficiency                (60,861,768)   (65,124,178)    (7,858,595)
                                                           -----------    -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY               6,117,863      4,358,598        525,956
                                                           ===========    ===========    ===========


            See accompanying notes to these condensed consolidated financial statements


                          COL CHINA ONLINE INTERNATIONAL INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                     FOR THE THREE MONTHS ENDED
                                             -----------------------------------------
                                             DECEMBER 31,
                                                 2002            DECEMBER 31, 2003
                                             -----------    --------------------------
                                                (Rmb)          (Rmb)          (US$)
                                                                       (Illustrative Only)

NET REVENUES:
    Computer network installations                58,842           --             --
    Marketing fees, minority stockholder         125,327          8,353          1,008
                                             -----------    -----------    -----------

         Total revenues                          184,169          8,353          1,008

COST OF SALES:
    Computer network installations                56,800           --             --
    Telecommunication                            310,042        119,138         14,376
                                             -----------    -----------    -----------

                                                 366,842        119,138         14,376
                                             -----------    -----------    -----------

    Gross loss                                  (182,673)      (110,785)       (13,368)

OPERATING EXPENSES:
    General and administrative                 2,058,062      1,897,773        228,764
    Amortization and depreciation                143,720        166,705         20,116
                                             -----------    -----------    -----------

         Total operating expenses              2,201,782      2,064,478        248,880
                                             -----------    -----------    -----------

OPERATING LOSS                                (2,384,455)    (2,175,263)      (262,248)

    Rental income                                   --           18,000          2,172
    Lease Income                                                 34,649          4,181
    Other income                                   1,867          2,366            286
                                             -----------    -----------    -----------

LOSS BEFORE MINORITY INTEREST                 (2,382,588)    (2,120,248)      (255,609)

    Minority interest                               --             --             --
                                             -----------    -----------    -----------

NET LOSS                                      (2,382,588)    (2,120,248)      (255,609)
                                             ===========    ===========    ===========

OTHER COMPREHENSIVE GAIN                           9,924           --             --
                                             -----------    -----------    -----------

COMPREHENSIVE LOSSES                          (2,372,664)    (2,120,248)      (255,609)
                                             ===========    ===========    ===========

BASIC AND FULLY DILUTED NET LOSS PER SHARE        (0.048)        (0.042)        (0.005)
                                             ===========    ===========    ===========

WEIGHTED AVERAGE COMMON SHARES                50,155,000     50,155,000     50,155,000
                                             ===========    ===========    ===========


     See accompanying notes to these condensed consolidated financial statements


                          COL CHINA ONLINE INTERNATIONAL INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                      FOR THE SIX MONTHS ENDED
                                             -----------------------------------------
                                             DECEMBER 31,
                                                2002             DECEMBER 31, 2003
                                             -----------    --------------------------
                                                (Rmb)          (Rmb)          (US$)
                                                                       (Illustrative Only)

NET REVENUES:
    Computer network installations                58,842           --             --
    Business service revenue                         898           --             --
    Marketing fees, minority stockholder         259,056         65,639          7,921
                                             -----------    -----------    -----------

         Total revenues                          318,796         65,639          7,921

COST OF SALES:
    Computer network installations                56,800           --             --
    Business service revenue                         392           --             --
    Telecommunication                            612,871        285,066         34,579
                                             -----------    -----------    -----------

                                                 670,063        285,066         34,579
                                             -----------    -----------    -----------

    Gross loss                                  (351,267)      (219,427)       (26,658)

OPERATING EXPENSES:
    General and administrative                 4,751,084      3,843,505        463,360
    Amortization and depreciation                277,330        343,195         41,413
                                             -----------    -----------    -----------

         Total operating expenses              5,028,414      4,186,700        504,773
                                             -----------    -----------    -----------

OPERATING LOSS                                (5,379,681)    (4,406,127)      (531,431)

    Rental income                                   --           72,000          8,688
    Lease Income                                                 69,298          8,362
    Other income                                 836,670          2,390            289
                                             -----------    -----------    -----------

LOSS BEFORE MINORITY INTEREST                 (4,543,011)    (4,262,439)      (514,092)

    Minority interest                               --             --             --
                                             -----------    -----------    -----------

NET LOSS                                      (4,543,011)    (4,262,439)      (514,092)
                                             ===========    ===========    ===========

OTHER COMPREHENSIVE (LOSS) GAIN                   (3,168)            29              4
                                             -----------    -----------    -----------

COMPREHENSIVE LOSSES                          (4,546,179)    (4,262,410)      (514,088)
                                             ===========    ===========    ===========

BASIC AND FULLY DILUTED NET LOSS PER SHARE         (0.09)        (0.085)         (0.01)
                                             ===========    ===========    ===========

WEIGHTED AVERAGE COMMON SHARES                50,155,000     50,155,000     50,155,000
                                             ===========    ===========    ===========


     See accompanying notes to these condensed consolidated financial statements


                             COL CHINA ONLINE INTERNATIONAL INC.
                 CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                              FOR THE SIX MONTHS ENDED
                                                      ---------------------------------------
                                                      DECEMBER 31,
                                                          2002          DECEMBER 31, 2003
                                                       ----------    ------------------------
                                                          (Rmb)         (Rmb)         (US$)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                          (4,543,011)   (4,262,439)     (514,352)
     Adjustments to reconcile net loss to net cash
      used in operating activities:
         Amortization and depreciation                    277,330       343,195        41,414
         Loss(Gain) on disposal of equipment             (395,991)      205,581        24,808
         Provision for staff welfare written back        (436,479)         --            --
         Bad debts written off                               --          17,713         2,137
         Provision for doubtful debts                     289,473          --            --
         Change in operating assets and liabilities:
           Decrease (increase) in:
              Accounts receivables                        (58,994)      (53,295)       (6,431)
              Other assets                               (274,583)     (668,791)      (80,704)
              Inventories                                  19,840          --            --
           Increase (decrease) in:
              Accounts payable and accrued expenses      (416,432)     (983,041)     (118,625)
              Taxes payable                               (45,222)         (247)          (30)
                                                       ----------    ----------    ----------

         Net cash used in operating activities         (5,584,069)   (5,401,324)     (651,783)

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment                               (733,994)     (408,116)      (49,248)
     Sales of equipment and properties                    750,000     2,027,591       244,671
                                                       ----------    ----------    ----------

         Net cash provided in investing activities         16,006     1,619,475       195,423

CASH FLOWS FROM FINANCING ACTIVITIES:
     Mortgage loans repayments                           (163,060)     (860,612)     (103,851)
     Advances from Majority Stockholder                 5,730,209     4,354,215       525,410
     Minority stockholders interest and advance           (69,734)       (7,170)         (865)
                                                       ----------    ----------    ----------

         Net cash provided by financing activities      5,497,415     3,486,433       420,694
                                                       ----------    ----------    ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                    (3,168)           29             4
                                                       ----------    ----------    ----------

NET DECREASE IN CASH                                      (73,816)     (295,387)      (35,662)
                                                       ----------    ----------    ----------

CASH, beginning of period                                 368,839       548,405        66,177
                                                       ----------    ----------    ----------

CASH, end of period                                       295,023       253,018        30,515
                                                       ==========    ==========    ==========


CASH PAID FOR INTEREST                                     55,236         3,845           464
                                                       ==========    ==========    ==========


        See accompanying notes to these condensed consolidated financial statements

                                           Page 4

                       COL CHINA ONLINE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Company Organization and Operations
     -----------------------------------

     Nature of Operations - COL China Online International Inc. ("COL International" or the "Company") was incorporated as a Delaware corporation on February 22, 2000, for the purpose of acquiring Migration Developments Limited, a British Virgin Islands company ("Migration") and raising equity capital. Prior to the acquisition of Migration, the Company was considered to be in the development stage, due to its limited operations and lack of revenues.

     In July 2001, the Company completed its initial public offering of common stock. The Company issued 1,655,000 shares of common stock in this offering at US$0.05 per share (approximately US$83,000). All net proceeds from this offering were used to pay costs associated with the offering.

     On September 24, 2001, the Company acquired all the outstanding shares of common stock of Migration in exchange for 40.2 million shares of the Company's common stock. As a result of the acquisition, Migration became a wholly owned subsidiary of the Company.

     For financial reporting purposes, the acquisition of Migration by the Company on September 24, 2001 has been treated as a reverse acquisition. Migration is the continuing entity for financial reporting and the acquisition of the Company is considered a recapitalization and restructuring of Migration. On this basis, the historical financial statements prior to September 24, 2001 represent the financial statements of Migration. The historical shareholders' equity accounts of the Company have been retroactively restated to reflect the issuance of 40,200,000 shares of common stock since inception of Migration and the issuance of 9,955,000 shares of stock upon the merger with the Company.

     Migration has two subsidiaries, Shenzhen Knowledge & Communications Co., Ltd. (formerly Shenzhen Rayes Electronic Systems Co., Ltd.) ("Joint Venture") and Shanghai Shangyi Science and Trade Information Consulting Co., Ltd. ("Shangyi"), in which it has 90% and 70% equity interests, respectively. The Joint Venture and Shangyi are Sino-foreign equity joint ventures in the People's Republic of China (PRC). Most of the operations of Migration are through the Joint Venture, which did not commence substantive operations until the Spring of 1999. The acquisitions of Joint Venture and Shangyi had been accounted for as purchases by Migration.

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

                       COL CHINA ONLINE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2.   Basis of Presentation
     ---------------------

     The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements have been prepared on the same basis as the annual financial statements. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003 which was filed September 25, 2003. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company as of December 31, 2003 and the results of its operations and cash flows for the quarter and six month periods then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

     The amounts included in the financial statements are presented in Renminbi ("Rmb") which is the Company's functional currency, unless otherwise indicated as US dollars, because the Company's operations are primarily located in the PRC. For illustrative purposes, the condensed consolidated balance sheet as of December 31, 2003 and condensed consolidated statement of operations for the three months and six months ended December 31, 2003 and condensed consolidated statement of cash flows for the six months ended December 31, 2003 have been translated into US dollars at approximately
     8.2870 Rmb to the dollar, which was the exchange rate at December 31, 2003.

3.   Recent Accounting Pronouncements
     --------------------------------

     In December 2003, the FASB has issued a revision to FASB Interpretation No. 46, "Consolidation of Variable Interest Entities" ("FIN 46R") to clarify some of the provisions of FIN 46 issued in January 2003 and to exempt certain entities from its requirements. Under the new guidance, the effective dates vary depending on the type of reporting company and the type of entity that the company is involved with. The Company currently has no interests in variable interest entities, and therefore does not expect adoption of FIN 46R to have an impact on its consolidated financial statements.

4.   Comprehensive Income (Loss)
     ---------------------------

     The Company accounts for comprehensive income (loss) in accordance with SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined therein, refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. Accumulated other comprehensive income (loss) for the quarter and six months ended December 31, 2003, respectively, represented foreign currency translation adjustments.

                       COL CHINA ONLINE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.   Net Loss Per Share
     ------------------

     Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding.

     Pursuant to the Company's 2000 Stock Option Plan, options may be granted to purchase an aggregate of 4,000,000 shares of common stock to key employees and other persons who have or are contributing to the Company's success. As of December 31, 2003, no options had been granted under the 2000 plan.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations

     This document contains certain forward-looking statements that involve risks and uncertainties, such as statements of plans, objectives, expectations and intentions. When used in this document, the words "expects", "anticipates", "intends" and "plans" and similar expressions are intended to identify certain of these forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed in this document. Factors that could cause or contribute to such difference include those discussed below and in our Annual Report on Form 10-KSB for the year ended June 30, 2003.


Overview

     COL China Online International, Inc. (the "Company") was incorporated for the purpose of acquiring and conducting the engineering services and the internet related business of Migration Development Limited, a British Virgin Islands company ("Migration") and raising equity capital. Prior to the acquisition of Migration on September 24, 2001, COL International was considered to be in the development stage, due to its limited operations and lack of revenues.

     Initial Public Offering - In July 2001, the Company completed its initial public offering of common stock. The Company issued 1,655,000 shares of common stock in this offering at US$0.05 per share (approximately US$83,000). All net proceeds from this offering were used to pay costs associated with the offering.

     Gong concern - The ability of the Company to continue operations as a going concern is dependent upon the continuing support from Honview International Limited ("Honview"), a former shareholder of Migration, which is now a major stockholder of the Company, until such time as, when or if, the combined entity of the Company and Migration achieve profitable operations and/or additional funds are raised in future private and public offerings.

     Acquisition - In September 2001, the Company acquired all the outstanding shares of common stock of Migration in exchange for 40.2 million shares of the Company's common stock. As a result of the acquisition, Migration became a wholly owned subsidiary of the Company. However, for accounting purposes, this transaction is treated a reverse acquisition, whereby Migration is considered as an acquirer.

     Migration was formed on May 18, 1998 and has two subsidiaries, Shenzhen Knowledge & Communications Co., Ltd. (formerly Shenzhen Rayes Electronic Systems Co., Ltd.) (the "Joint Venture") and Shanghai Shangyi Science and Trade Information Consulting Co., Ltd. ("Shangyi"), in which it has 90% and 70% equity interests, respectively. The Joint Venture and Shangyi are Sino-foreign equity joint ventures in the People's Republic of China (the "PRC"). Most of the operations of Migration are through the Joint Venture, which did not commence substantive operations until the Spring of 1999.

     Migration has been providing marketing and technical services for the Internet Service Provider (ISP) and value added services generally related to the installation of computer network systems (i.e., Local Area Networks or LANs) in the PRC. Migration is also developing proprietary websites in which it markets services and products of other companies and receives subscriber and/or transactional fees for its services. Migration also designs websites and provides hosting services to other companies.

     Disposal - The Company terminated its Education Net business in Wuhan by disposing of its entire interest in and assets of Education Net for a total consideration of Rmb750,000 (US$90,502) in July 2002 and since then the operation of the Company's Education Net business in Wuhan was ceased. Prior to the disposal of the Wuhan operations, the Wuhan business, including the Education Net business, recorded an operating loss of Rmb450,666 (US$54,380) from ordinary activities during the year ended June 30, 2003, while the operating loss of the year ended June 30, 2001 and 2002 was Rmb3,284,835 and Rmb3,292,697, respectively. The non-recurring transaction related to the disposal of Education Net resulted in gain on disposal of equipment of Rmb385,690 (US$46,539) as well as a reduction of staff welfare liabilities of Rmb436,479 (US$52,668), totaling Rmb822,169 (US$99,207), which was included in the statement of operations, for the year ended June 30, 2003. The Company also disposed of its two properties in Wuhan in November 2003.

     Plan of Operations - Because the Company's past business model of attempting to be the IT department for small and medium-sized business by offering a broad range of IT services and providing electronic commerce services has not been successful, the Company has developed a new business model. The Company is developing two IT businesses through two divisions. COL|Convergence will focus on the provision of internet and telecommunication convergence solutions and COL|Interactive will focus on providing customer-specific solutions for the retail industry.

     As of January 1, 2004, all assets and operations unrelated to the business of COL|Convergence and COL|Interactive have been disposed of.

COL|Convergence Business Overview
---------------------------------

     COL|Convergence (COLc) plans to develop as a leading provider of communication services by offering tailored solutions to multinational companies in China.

     The mission of COLc is to help its customers obtain the communication environments they need to be able to compete on the highest levels. After a custom-made plan is developed for each client, COLc plans to deploy and manage the technology with its experienced staff of engineers and managers.

     COLc is currently negotiating with several telecommunication network providers to formulate its business model.

COL|Interactive Business Overview
---------------------------------

     The aim of COL|Interactive (COLi) is to increase sales for retail groups and leading Famous Multinational Conglomerates (FMCG) operating in the greater China area by implementing and integrating various technologies "In-Store".

     COLi's philosophy is based around "Customer Specific Services". By linking consumers and their purchasing history and habits with in-store point of purchasing advertising devices, COLi believes it can market FMCG's products in the most effective way and increase sales in all areas.

     In-store advertising has the strongest influence over the in-store purchase decision and impulse buy. COLi plans to take traditional in-store advertisement to the next level by implementing and integrating its multimedia and interactive technologies.

     COLi intends to partner with leading retail groups in the region and is currently negotiating with two potential partners, which include one of the China's largest retail chain stores and a convenience store chain.

     The Company has a negative cash flow from operating activities and is seeking additional financing in order to satisfy its cash requirements. The Company anticipates that it will require approximately Rmb6,000,000 (or approximately US $724,000) in financing during the next 12 months to satisfy its cash requirements for the development of the Company's new business plan. The Company, through its Migration subsidiary, currently employs approximately 30 employees in China. The Company may recruit more staff should its plan of operations prove successful, of which there is no assurance.

     We anticipate purchases of equipment at a cost of approximately Rmb500,000 (or approximately US$61,000) during the next year in order to implement the Company's new business plan.

Results of Operations

     Revenues for the three months ended December 31, 2003 included marketing fees received from Shenzhen Rayes Group Co., Ltd. ("Rayes Group") of Rmb8,353 (US$1,008) compared to marketing fees of Rmb125,327 (US$15,123) for the three months ended December 31, 2002. For the six months ended December 31, 2003, marketing fees received from Rayes Group amounted to Rmb65,639 (US$7,921) compared to marketing fees of Rmb259,056 (US$31,260) for the six months ended December 31, 2002.

     For the three months and six months ended December 31, 2003 and 2002, the Company had no revenue generated from network installation.

     For the three months ended December 31, 2003 and 2002 and six months ended December 31, 2003, the Company had no revenue generated from business services while the Company had revenue of Rmb898 (US$108) for the six months ended December 31, 2002.

     Marketing fees are related to the Joint Venture's share of 50 percent of the revenues generated from ISP services owned by a minority shareholder, Rayes Group, and computer hosting of web sites for customers. The Company has not yet generated significant revenues from these lines of business, but is devoting substantial resources to developing this business. To date, most ISP services are paid by a limited number of individual dial-up customers and internet games centers in Shanghai, as well as by a limited number of companies whose web sites are hosted by the Company. The Company also designs web sites for companies, however, insignificant revenue has been generated from this activity to date. To the extent that the Company designs and hosts a customer's web sites, the related revenue from the design will generally be deferred and recognized over the hosting term of the contract or expected life of the customer, if longer.

     In connection with these services, the Company has an agreement with Rayes Group to reimburse Rayes Group for its actual transmission (i.e., telephone line) costs, provided that Rayes Group will pay all incremental costs related to expansion of the telecommunications facilities related to the ISP operations. These amounts totaled Rmb310,042 (US$37,413) and Rmb119,138 (US$14,376) during the three months period of December 31, 2002 and 2003, respectively. The Joint Venture has no long-term commitments in connection with its telecommunication costs other than management fees payable to the Rayes Group for providing services.

     For the three months ended December 31, 2003, other income of Rmb37,015 (US$4,467) as compared to Rmb1,867 (US$225) for the last corresponding period of 2002. This increase mainly represents finance income realized through a leased asset. For the six months ended December 31, 2003, other income of Rmb71,688 (US$8,651) as compared with Rmb836,670 (US$100,961) which consisted of gain on disposal of the Company's Education Net business for the six months ended December 31, 2002 as mentioned above.

     During the quarter ended December 31, 2003, the Company used a system of computer network and software for generating lease income with the cost of approximately Rmb1,976,000 (US$238,456) and the corresponding net investment in the lease is presented in consolidated balance sheet with the long-term portion totaling Rmb494,146 (US$59,629) and the current portion totaling of Rmb988,294 (US$119,258).

     General and administrative costs include salaries, rent, travel and other overhead costs. For the three months ended December 31, 2002 and 2003, general and administrative costs totaled Rmb2,058,062 (US$248,345) and Rmb1,897,773 (US$228,764), respectively. For the six months ended December 31, 2002 and 2003, general and administrative costs totaled Rmb4,751,084 (US$573,311) and Rmb3,843,505 (US$463,360). The decrease in general and administrative costs mainly results from the closing of the Company's Wuhan Branch and the ceasing of the Company's related business during the period.

     Amortization and depreciation expense for the three months ended December 31, 2002 and 2003 was Rmb143,720 (US$17,343) and Rmb166,705 (US$20,116),
respectively. For the six months ended December 31, 2002 and 2003, amortization and depreciation expense are Rmb277,330 (US$33,465) and Rmb343,195 (US$41,413). The increase is due to more fixed assets employed for business operation.

     The Company has not recognized any future tax benefits resulting from its operating losses due to the uncertainty of future realization. No share of loss has been absorbed by the minority shareholder for the three months ended December 31, 2003 as its initial capital contribution was fully absorbed.

     The above has resulted in net losses of Rmb2,382,588 (US$287,507) and Rmb2,120,248 (US$255,609) for the three months ended December 31, 2002 and 2003, respectively, compared to Rmb4,543,011 (US$548,203) and Rmb4,262,439 (US$514,092) for the six months ended December 31, 2002 and 2003. The Company expects to continue to incur losses until its services are more fully developed and accepted in China, of which there is no assurance.

Liquidity and Capital Resources

     As of December 31, 2003 and June 30, 2003, the Company had a positive working capital of Rmb263,375 (US$31,782) and negative working capital of Rmb990,446 (US$119,515), respectively. As of December 31, 2003, advances from the Company's majority stockholder totaled Rmb67,432,080 (US$8,137,092). The Company's management believes the majority stockholder will continue to provide financial support to the Company, and the majority stockholder has signed a note agreement to provide financial support up to US$8,000,000. Migration's ability to continue operations is currently dependent upon continuing financial support from its majority stockholder. Also included in liabilities at December 31, 2003 and June 30, 2003 is Nil and Rmb860,612 (US$103,845), respectively, incurred in connection with the purchase of office space and staff quarters in Wuhan, China because the properties were wholly disposed of during the period under review.

     Cash used in operating activities for the six months ended December 31, 2003 was Rmb5,401,324 (US$651,783) as compared with Rmb5,584,069 (US$673,828)
for the six months ended December 31, 2002. The cash used in operations funded operating losses of Rmb4,543,011 (US$548,203) and Rmb4,262,439 (US$514,352),
generally offset by non-cash expenses related to amortization and depreciation of Rmb277,330 (US$33,465) and Rmb343,195 (US$41,414), provision for staff welfare fund write-off of Rmb436,479 (US$52,670) and Nil for the six months ended December 31, 2002 and 2003, respectively.

     Cash used in investing activities for the six months ended December 31, 2002 was Rmb16,006 (US$1,932) as compared to Rmb1,619,475 (US$195,423) for the six months ended December 31, 2003. The increase is due to proceeds generated from disposal of properties during the period.

     Cash flows from financing activities have generally come from advances by the majority stockholder of the Company. During the six months ended December 31, 2002 and 2003, the majority stockholder has advanced Rmb5,730,209 (US$691,461) and Rmb4,354,215 (US$525,410), respectively.

Critical Accounting Policies

     The Company's significant accounting policies are described in note 2 to the financial statements for the years ended June 30, 2002 and 2003. The Company believes its most critical accounting policies include accounting for provision for doubtful debts and impairment loss provision.

     No provision for impairment loss on fixed assets and net investment in the lease is made for the three months and six months ended December 31, 2003, respectively, because the carrying value, net of accumulated depreciation and impairment of Rmb9,619,690 (US$1,160,817) and Rmb1,506,999 (US$181,851),
respectively, of fixed assets and the carrying value of net investment in the lease are stated at its recoverable amount at the period-end date estimated by the management.

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

                           Part II Other Information

Item 6. Exhibits And Reports On Form 8-K

     (a)  Exhibits.

          Exhibit No.       Description
          -----------       -----------

          31 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     (b)  Reports on Form 8-K.

          During the quarter ended December 31, 2003 the Company filed did not file any Current Reports on Form 8-K.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act Of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         COL CHINA ONLINE INTERNATIONAL INC.


Date:  February 19, 2004                 By: /s/ Anthony Ng
                                         ---------------------------------------
                                         Anthony Ng
                                         Chief Executive Officer