Form 10QSB
period 2004-03-31
COL CHINA ONLINE INTERNATIONAL INC
filed 2004-05-20
CIK 1114274

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

                                    333-39208
                                    ---------
                            (Commission File Number)

                  For the quarterly period ended March 31, 2004

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

As of May 10, 2004, the Registrant had outstanding 50,155,000 shares of its common stock, par value $.001.

Transitional Small Business Disclosure Format (Check One):
Yes         No    X
    -------    -------

                       COL China Online International Inc.


                                   FORM 10-QSB

                                 March 31, 2004

                                Table of Contents

                                                                        Page No.

PART I.  FINANCIAL INFORMATION

Item 1    Financial Statements:
          Condensed Consolidated Balance Sheets as of March 31, 2004
            (unaudited) and June 30, 2003                                     1

          Condensed Consolidated Statements of Operations for the three
            and nine months ended March 31, 2004 and 2003 (unaudited)         2

          Condensed Consolidated Statements of Cash Flows for the nine
            months ended March 31, 2004 and 2003 (unaudited)                  4

          Notes to Condensed Consolidated Financial Statements                5

Item 2    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         7

Item 3    Controls and Procedures                                            11


PART II.  OTHER INFORMATION

Item 6    Exhibits and Reports on Form 8-K                                   12



Signature Page


                                          PART I FINANCIAL INFORMATION

Item 1   Financial Statements

                                       COL CHINA ONLINE INTERNATIONAL INC.
                                      CONDENSED CONSOLIDATED BALANCE SHEETS

                                                             JUNE 30, 2003          MARCH 31, 2004 (unaudited)
                                                             -------------        -------------------------------
                                                                 (Rmb)               (Rmb)              (US$)
                                                                                                 (Illustrative Only)
Assets
CURRENT ASSETS:
    Cash                                                          548,405             333,030         $    40,187
    Accounts receivable, net of allowance for doubtful
         accounts                                                  46,520              96,615              11,659
    Prepaid expense and other receivables                         299,952             900,471             108,663
    Prepayment                                                  1,504,354             391,259              47,213
    Net investment in the lease, current portion                     --               988,294             119,258
                                                              -----------         -----------         -----------

             Total current assets                               2,399,231           2,709,689         $   326,980

PROPERTY, OFFICE SPACE AND EQUIPMENT, net of accumulated
    depreciation and impairment of Rmb9,762,221
    (US$1,178,016) and Rmb1,506,999 (US$181,851),
    respectively                                                3,718,632           1,424,025             171,838
NET INVESTMENT IN THE LEASE, long term portion                       --               247,073              29,815
                                                              -----------         -----------         -----------

TOTAL ASSETS                                                    6,117,863           4,380,787             528,633
                                                              ===========         ===========         ===========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
    Current portion of mortgage loans payable                     348,543                --                  --
    Accounts payable and accrued expenses                       1,985,795           1,189,590         $   143,549
    Advance deposit received                                      642,987             317,980              38,371
    Due to a minority stockholder                                 221,830             214,660              25,903
    Taxes payable                                                 190,542             194,971              23,527
                                                              -----------         -----------         -----------

             Total current liabilities                          3,389,697           1,917,201         $   231,350

NOTES PAYABLE:
    Majority Stockholder                                       63,077,865          69,468,970         $ 8,382,885
    Mortgage loans payable - net of current portion               512,069                --                  --
                                                              -----------         -----------         -----------

             Total notes payable                               63,589,934          71,386,171         $ 8,614,235

STOCKHOLDERS' DEFICIENCY:
    Preferred stock, US$0.001 par value, 5,000,000 shares
         authorized, none outstanding
    Common stock, US$0.001 par value, 100,000,000 shares
         authorized, 50,155,000 shares
         issued and outstanding                                   408,864             408,864         $    49,338
    Additional paid-in capital                                  1,214,118           1,214,118             146,509
    Accumulated deficit                                       (62,450,820)        (68,594,465)         (8,277,358)
    Accumulated other comprehensive loss                          (33,930)            (33,901)             (4,091)
                                                              -----------         -----------         -----------

             Total stockholders' deficiency                   (60,861,768)        (67,005,384)        $(8,085,602)
                                                              -----------         -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                  6,117,863           4,380,787         $   528,633
                                                              ===========         ===========         ===========


                   See accompanying notes to these condensed consolidated financial statements


                                   COL CHINA ONLINE INTERNATIONAL INC.
                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                  FOR THE THREE MONTHS ENDED
                                               -----------------------------------------------------------
                                               MARCH 31, 2003                    MARCH 31, 2004
                                               --------------          -----------------------------------
                                                   (Rmb)                  (Rmb)                  (US$)
                                                                                          (Illustrative Only)

NET REVENUES:
    Kiosk solution project management                484,373                   --                     --
    Marketing fees, minority stockholder             115,437                   --                     --
     Telecommunication                                  --                   39,092           $      4,717
                                                ------------           ------------           ------------

         Total revenues                              599,810                 39,092           $      4,717

COST OF SALES:
    Kiosk solution project management                434,409                   --                     --
    Telecommunication                                198,392                166,520                 20,094
                                                ------------           ------------           ------------

                                                     632,801                166,520                 20,094
                                                ------------           ------------           ------------

    Gross margin                                     (32,991)              (127,428)               (15,377)

OPERATING EXPENSES:
    General and administrative                     2,067,594              1,721,380           $    207,721
    Amortization and depreciation                    164,514                142,531                 17,199
                                                ------------           ------------           ------------

         Total operating expenses                  2,232,108              1,863,911                224,920
                                                ------------           ------------           ------------

OPERATING LOSS                                    (2,265,099)            (1,991,339)          $   (240,297)

    Lease income                                        --                   34,649                  4,181
    Other income                                      70,538                 75,484                  9,109
                                                ------------           ------------           ------------

LOSS BEFORE MINORITY INTEREST                     (2,194,561)            (1,881,206)          $   (227,007)

    Minority interest                                   --                     --                     --
                                                ------------           ------------           ------------

NET LOSS                                          (2,194,561)            (1,881,206)          $   (227,007)
                                                ============           ============           ============

OTHER COMPREHENSIVE GAIN                                --                     --                     --
                                                ------------           ------------           ------------

COMPREHENSIVE LOSSES                              (2,194,561)            (1,881,206)          $   (227,007)
                                                ============           ============           ============

BASIC AND FULLY DILUTED NET LOSS PER SHARE            (0.044)                (0.038)                (0.005)
                                                ============           ============           ============

WEIGHTED AVERAGE COMMON SHARES                    50,155,000             50,155,000             50,155,000
                                                ============           ============           ============


               See accompanying notes to these condensed consolidated financial statements


                                     COL CHINA ONLINE INTERNATIONAL INC.
                         CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                     FOR THE NINE MONTHS ENDED
                                                   -----------------------------------------------------------
                                                   MARCH 31, 2003                     MARCH 31, 2004
                                                   --------------          -----------------------------------
                                                       (Rmb)                  (Rmb)                  (US$)
                                                                                              (Illustrative Only)

NET REVENUES:
    Computer network installations                        58,842                   --                     --
    Kiosk solution project management                    484,373                   --                     --
    Business service revenue                                 898                   --                     --
    Marketing fees, minority stockholder                 374,493                 65,639           $      7,921
    Telecommunication                                       --                   39,092                  4,717
                                                    ------------           ------------           ------------

         Total revenues                                  918,606                104,731           $     12,638

COST OF SALES:
    Computer network installations                        56,800                   --                     --
    Kiosk solution project management                    434,409                   --                     --
    Business service revenue                                 392                   --                     --
    Telecommunication                                    811,263                451,586           $     54,493
                                                    ------------           ------------           ------------

                                                       1,302,864                451,586                 54,493
                                                    ------------           ------------           ------------

    Gross loss                                          (384,258)              (346,855)          $    (41,855)

OPERATING EXPENSES:
    General and administrative                         6,818,678              5,564,885           $    671,520
    Amortization and depreciation                        441,844                485,726                 58,613
                                                    ------------           ------------           ------------

         Total operating expenses                      7,260,522              6,050,611           $    730,133
                                                    ------------           ------------           ------------

OPERATING LOSS                                        (7,644,780)            (6,397,466)          $   (771,988)

    Rental income                                           --                   72,000                  8,688
    Lease income                                            --                  103,947                 12,543
    Other income                                         907,208                 77,874                  9,397
                                                    ------------           ------------           ------------

LOSS BEFORE MINORITY INTEREST                         (6,737,572)            (6,143,645)          $   (741,360)

    Minority interest                                       --                     --                     --
                                                    ------------           ------------           ------------

NET LOSS                                              (6,737,572)            (6,143,645)          $   (741,360)
                                                    ============           ============           ============

OTHER COMPREHENSIVE (LOSS) GAIN                           (3,168)                    29                      4
                                                    ------------           ------------           ------------

COMPREHENSIVE LOSSES                                  (6,740,740)            (6,143,616)          $   (741,356)
                                                    ============           ============           ============

BASIC AND FULLY DILUTED NET LOSS PER SHARE                 (0.13)                 (0.12)                 (0.01)
                                                    ============           ============           ============

WEIGHTED AVERAGE COMMON SHARES                        50,155,000             50,155,000             50,155,000
                                                    ============           ============           ============


                 See accompanying notes to these condensed consolidated financial statements


                                    COL CHINA ONLINE INTERNATIONAL INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                     FOR THE NINE MONTHS ENDED
                                                        ----------------------------------------------------
                                                        MARCH 31, 2003                MARCH 31, 2004
                                                        --------------        ------------------------------
                                                             (Rmb)               (Rmb)               (US$)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                             (6,737,572)         (6,143,645)         $ (741,359)
     Adjustments to reconcile net loss to net cash used
      in operating activities:
         Amortization and depreciation                       441,844             485,726              58,613
         (Gain) Loss on disposal of computer
              equipment and Education Net                   (395,991)            205,581              24,808
         Provision for staff welfare written back           (436,479)               --                  --
         Bad debts written off                                  --                17,713               2,137
         Provision for doubtful debts                        261,585                --                  --
         Change in operating assets and liabilities:
           (Increase) decrease in:
              Accounts receivables                          (337,624)            (50,095)             (6,045)
              Prepaid expense and other receivables,
                and prepayment                              (308,495)         (1,009,511)           (121,819)
              Inventories                                     19,840                --                  --
           Increase (decrease) in:
              Accounts payable and accrued expenses,
                and advance deposit received                (116,696)         (1,121,212)           (135,298)
              Taxes payable                                  (74,303)              4,429                 534
                                                          ----------          ----------          ----------

         Net cash used in operating activities            (7,683,891)         (7,611,014)         $ (918,429)
                                                          ----------          ----------          ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment                                  (814,394)           (424,291)         $  (51,200)
     Sales of equipment and properties                       750,000           2,027,591             244,671
     Expenditure on net investment in the lease                 --              (472,232)            (56,985)
     Lease payments received                                    --               741,219              89,444
                                                          ----------          ----------          ----------

         Net cash used in investing activities               (64,394)          1,872,287          $  225,930
                                                          ----------          ----------          ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Mortgage loans repayments                              (246,237)           (860,612)         $ (103,851)
     Advances from Majority Stockholder                    7,889,377           6,391,105             771,221
     Minority stockholders interest and advance              (41,846)             (7,170)               (865)
                                                          ----------          ----------          ----------

         Net cash provided by financing activities         7,601,294           5,523,323          $  666,505
                                                          ----------          ----------          ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                       (3,168)                 29                   4
                                                          ----------          ----------          ----------

NET DECREASE IN CASH                                        (150,159)           (215,375)         $  (25,990)

CASH, beginning of period                                    368,839             548,405          $   66,177
                                                          ----------          ----------          ----------

CASH, end of period                                          218,680             333,030          $   40,187
                                                          ==========          ==========          ==========


CASH PAID FOR INTEREST                                        42,960               3,845          $      464
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


                See accompanying notes to these condensed consolidated financial statements

                                                  Page 4

                       COL CHINA ONLINE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Company Organization and Operations
     -----------------------------------

     Nature of Operations - COL China Online International Inc. ("COL International" or the "Company") was incorporated as a Delaware corporation on February 22, 2000, for the purpose of acquiring and conducting the engineering services and the internet related business of Migration Developments Limited, a British Virgin Islands company ("Migration") and raising equity capital to be utilized in the business of Migration. Prior to the acquisition of Migration, the Company was considered to be in the development stage, due to its limited operations and lack of revenues.

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

     Migration initially provided marketing and technical services for Internet Service Providers (ISP) and value-added services generally related to the installation of computer network systems (i.e., Local Area Networks or LANs) in the PRC.

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

                       COL CHINA ONLINE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2.   Basis of Presentation
     ---------------------

     The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements have been prepared on the same basis as the annual financial statements. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2003 which was filed October 14, 2003. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2004 and the results of its operations and cash flows for the quarter and nine month periods then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

     The amounts included in the financial statements are presented in Renminbi ("Rmb") which is the Company's functional currency, unless otherwise indicated as US dollars, because the Company's operations are primarily located in the PRC. For illustrative purposes, the condensed consolidated balance sheet as of March 31, 2004 and condensed consolidated statement of operations for the three months and nine months ended March 31, 2004 and condensed consolidated statement of cash flows for the nine months ended March 31, 2004 have been translated into US dollars at approximately 8.2870 Rmb to the dollar, which was the exchange rate at March 31, 2004.

3.   Comprehensive Income Loss
     -------------------------

     The Company accounts for comprehensive income (loss) in accordance with SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined therein, refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. Accumulated other comprehensive loss for the quarter and nine months ended March 31, 2004, respectively, represented foreign currency translation adjustments.

4.   Net Loss Per Share
     ------------------

     Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding.

     Pursuant to the Company's 2000 Stock Option Plan, options may be granted to purchase an aggregate of 4,000,000 shares of common stock to key employees and other persons who have or are contributing to the Company's success. As of March 31, 2004, no options had been granted under the 2000 plan.

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

Overview
--------

     COL China Online International, Inc. (the "Company" or "COL International") was formed for the purpose of acquiring and conducting the engineering services and the internet related business of Migration Development Limited, a British Virgin Islands Company ("Migration") and raising equity capital to be utilized in the business of Migration. Prior to the acquisition of Migration on September 24, 2001, the Company was considered to be in the development stage, due to its limited operations and lack of revenues.

     Initial Public Offering - In July 2001, the Company completed its initial public offering of common stock. The Company issued 1,655,000 shares of common stock in this offering at US$0.05 per share (approximately US$83,000). All net proceeds from this offering were used to pay costs associated with the offering.

     Going concern - The ability of the Company to continue operations as a going concern is dependent upon the continuing support from Honview International Limited ("Honview"), a former shareholder of Migration, which is now a major stockholder of the Company, until such time as, when or if, the combined entity of the Company and Migration achieve profitable operations and/or additional funds are raised in future private and public offerings.

     Acquisition -In September 2001, the Company acquired all the outstanding shares of common stock of Migration in exchange for 40.2 million shares of the Company's common stock. As a result of the acquisition, Migration became a wholly owned subsidiary of the Company. However, for accounting purposes, this transaction is treated a reverse acquisition, whereby Migration is considered as an acquirer.

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

     Migration has been providing marketing and technical services for Internet Service Providers (ISP) and value-added services generally related to the installation of computer network systems (i.e., Local Area Networks or LANs) in the PRC. Migration is also developing proprietary websites in which it markets services and products of other companies and receives subscriber and/or transactional fees for its services. Migration also designs websites and provides hosting services to other companies.

     Disposal - The Company terminated its Education Net business in Wuhan by disposing of its entire interest in and assets of Education Net for a total consideration of Rmb750,000 (US$90,502) in July 2002 and since then the operation of Education Net in Wuhan was ceased. Prior to the disposal of the Wuhan operations, the Wuhan business, including the Education Net business, recorded an operating loss of Rmb450,666 (US$54,380) from ordinary activities during the year ended June 30, 2003, while the operating loss of the year ended

June 30, 2001 and 2002 was Rmb3,284,835 and Rmb3,292,697, respectively. The non-recurring transaction related to the disposal of Education Net resulted in gain on disposal of equipment of Rmb385,690 (US$46,539) as well as a reduction of staff welfare liabilities of Rmb436,479 (US$52,668), totaling Rmb822,169 (US$99,207), which was included in the statement of operations, for the year ended June 30, 2003. The Company also disposed of the two properties in Wuhan in November 2003.

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

COL|Convergence Business Overview
---------------------------------

     COL|Convergence (COLc) is developing as a leading provider of communication services offering tailored solutions to multinational companies in China.

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

COL Interactive Business Overview
---------------------------------

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

     COLi intends to partner with leading retail groups in the region and is currently negotiating with one of China's largest retail chain stores and a convenience store chain.

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

     We anticipate purchases of equipment amounting up to approximately Rmb500,000 (or approximately US$61,000) the coming year in order to implement the Company's new business plan.

Results of Operations

     Revenues for the three months ended March 31, 2004 included revenue from telecommunication services of Rmb39,092 (US $4,717). During the three months ended March 31, 2003, the Company had no revenue from telecommunication services.

     For the three months ended March 31, 2004, no marketing fees were received from Shenzhen Rayes Group Co., Ltd. ("Rayes Group") compared to marketing fees of Rmb115,437 (US $13,930) for the three months ended March 31, 2003. For the nine months ended March 31, 2004, marketing fees received from Rayes Group amounted to Rmb65,639 (US$7,921) compared to marketing fees of Rmb374,493 (US $45,190) for the nine months ended March 31, 2003. The decrease in revenues attributable to the Rayes Group is primarily due to the ceasing of the Company's related ISP business.

     For the three months ended March 31, 2003 and 2004 and for the nine months ended March 31, 2004, the Company generated no revenues from computer network installations, kiosk solution project management and business service. For the nine months ended March 31, 2003, the Company generated revenues of Rmb58,842 (US$7,100), Rmb484,373 (US $58,450) and Rmb898 (US $108), respectively, from computer network installations, kiosk solution project management and business service. The decrease in revenues attributable to computer network installations, kiosk solution project management and business service is primarily due to the change in the Company's business operations.

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

     In connection with these services, the Company has an agreement with Rayes Group to reimburse Rayes Group for its actual transmission (i.e., telephone line) costs, provided that Rayes Group will pay all incremental costs related to expansion of the telecommunications facilities related to the ISP operations. These amounts totaled Rmb451,586 (US$54,493) and Rmb811,263 (US $97,895) during the nine months ended March 31, 2004 and 2003, respectively. The Joint Venture has no long-term commitments in connection with its telecommunication costs other than management fees payable to the Rayes Group for providing services. The decrease in telecommunication costs is primarily due to the ceasing of the Company's related ISP business.

     For the three months ended March 31, 2004, the Company had other income of Rmb75,484 (US$9,109) as compared to Rmb70,538 (US $8,512) for the corresponding period in 2003. "Other income" primarily represents interest income and miscellaneous income. The net increase in other income is primarily due to a decrease in interest income and an increase in miscellaneous income. For the nine months ended March 31, 2004, the Company had other income of Rmb77,874 (US$9,397) as compared with Rmb907,208 (US $109,472) which was primarily comprised of gain on disposal of Education Net for the nine months ended March 31, 2003 as mentioned above.

     During the quarter, the Company used a system of computer network and software for generating lease income, costing approximately Rmb1,976,000 (US$238,456) and the corresponding net investment in the lease is presented in the Company's consolidated balance sheet with a long-term portion of Rmb247,073 (US$29,815) and a current portion of Rmb988,294 (US$119,258) as of March 31, 2004. The relevant lease income for the three months and nine months ended March 31, 2004 was Rmb34,649 (US$4,181) and Rmb103,947 (US$12,543), respectively.

     General and administrative costs include salaries, rent, travel and other overhead costs. For the three months ended March 31, 2004 and 2003, general and administrative costs totaled Rmb1,721,380 (US$207,721) and Rmb2,067,594 (US $250,313), respectively. For the nine months ended March 31, 2004 and 2003, general and administrative costs totaled Rmb5,564,885 (US$671,520) and Rmb6,818,678 (US $822,806). The decrease in general and administrative costs mainly result from the closing of the Wuhan Branch and the ceasing of the Company's related business during the period.

     Amortization and depreciation expense for the three months ended March 31, 2004 and 2003 was Rmb142,531 (US$17,199) and Rmb164,514 (US $19,852),
respectively. For the nine months ended March 31, 2004 and 2003, amortization and depreciation expense are Rmb485,726 (US$58,613) and Rmb441,844 (US $53,317). The increase is due to more fixed assets employed for business operation.

     The Company has not recognized any future tax benefits resulting from its operating losses due to the uncertainty of future realization. No share of loss has been absorbed by minority shareholder for the three months and nine months ended March 31, 2004 and 2003 as its initial capital contribution was fully absorbed.

     The above has resulted in net losses of Rmb1,881,206 (US$227,007) and Rmb2,194,561 (US $265,364) for the three months ended March 31, 2004 and 2003, respectively, compared to Rmb6,143,645 (US$741,360) and Rmb6,737,572 (US $813,019) for the nine months ended March 31, 2004 and 2003. The Company expects to continue to incur losses until its services are more fully developed and accepted in China.

Liquidity and Capital Resources

     As of March 31, 2004 and June 30, 2003, the Company had a positive working capital of Rmb792,488 (US$95,630) and negative working capital of Rmb990,446 (US $119,515), respectively. As of March 31, 2004, advances from the majority stockholder totaled Rmb69,468,970 (US$8,382,885). The Company's management believes the majority stockholder will continue to provide financial support to the Company, and the majority stockholder has signed a note agreement to provide financial support up to US$8 million. Migration's ability to continue operations is currently dependent upon continuing financial support from its majority stockholder. Included in liabilities as of June 30, 2003 were mortgage loans payable of Rmb860,612 (US $103,845), which were incurred in connection with the purchase of office space and staff quarters in Wuhan, China. The Company has no mortgage loans payable as of March 31, 2004 because the properties were wholly disposed of during the period under review.

     Cash used in operating activities for the nine months ended March 31, 2004 was Rmb7,611,014 (US$918,429) as compared with Rmb7,683,891 (US $927,212) for the nine months ended March 31, 2003. The cash used in operations was to fund operating losses of Rmb6,143,645 (US$741,359) and Rmb6,737,572 (US $813,019),
generally offset by non-cash expenses related to amortization and depreciation of Rmb485,726 (US$58,613) and Rmb441,844 (US $53,317), provision for staff welfare fund written back of Nil and Rmb436,479 (US $52,670) for the nine months ended March 31, 2004 and 2003, respectively.

     Cash provided for investing activities of Rmb1,872,287 (US$225,930) for the three months ended March 31, 2004 was due to proceeds generated from disposal of properties during the period compared to cash used in investing activities for the last corresponding period of 2003 was Rmb64,394 (US$7,770).

     Cash flows from financing activities have generally come from advances by the majority stockholder of the Company. During the nine months ended March 31, 2004 and 2003, the majority stockholder has advanced Rmb5,523,323 (US$666,505) and Rmb7,601,294 (US$917,244), respectively.

Critical Accounting Policies

     The Company's significant accounting policies are described in note 2 to the financial statements for the years ended June 30, 2002 and 2003 included in the Company's Form 10-KSB in the accompanying financial statements and notes to consolidated financial statements. The Company believes its most critical accounting policies include accounting for provision for doubtful debts and impairment loss provision.

     No provision for impairment loss on fixed assets and net investment in the lease is made for the three months and nine months ended March 31, 2004, respectively, because the carrying value, net of accumulated depreciation and impairment of Rmb9,762,221 (US$1,178,016) and Rmb1,506,999 (US$181,851),
respectively, of fixed assets and the carrying value of net investment in the lease are stated at its recoverable amount at the period-end date estimated by the management.


Item 3   Controls and Procedures

     Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with participation of the Company's management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14 (c) under the Securities Exchange Act of 1934). Based on their evaluation, as of March 31, 2004, our Chief Executive Officer and Principal Financial Officer have concluded that disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were not significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 6. Exhibits And Reports On Form 8-K

     (a)  Exhibits.
          ---------

          Exhibit No.   Description
          -----------   -----------

          31 Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

          32 Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002


     (b)  Reports on Form 8-K.
          --------------------

          During the quarter ended March 31, 2004 the Company filed did not file any Current Reports on Form 8-K.

                                    SIGNATURE


     Pursuant to the requirements of the Securities Exchange Act Of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         COL CHINA ONLINE INTERNATIONAL INC.


Date:  May 20, 2004                      By: /s/ Anthony Ng
                                         ---------------------------------------
                                         Anthony Ng
                                         Chief Executive Officer