Form 10KSB
period 2004-06-30
COL CHINA ONLINE INTERNATIONAL INC
filed 2004-10-13
CIK 1114274

================================================================================
================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10 - KSB


(MARK ONE)

[X]  ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
     1934
     For the Fiscal Year Ended June 30, 2004.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE

                   TRANSITION PERIOD FROM         TO
                                          -------    -------.

                       COL China Online International Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

                                    Delaware
                  --------------------------------------------
                 (State or other jurisdiction of incorporation)

        333-39208                                        52-2224845
 ----------------------                      ----------------------------------
(Commission File Number)                    (IRS Employer Identification Number)

                       3176 South Peoria Court, Suite 100
                             Aurora, Colorado 80014
            ---------------------------------------------------------
           (Address of principal executive offices including zip code)

                                 (303) 695-8530
           -----------------------------------------------------------
          (Small Business Issuer telephone number, including area code)

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
[X]

Issuer's revenues for its most recent fiscal year:  $41,430.

As of September 30, 2004, the aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $197,750. Because there is no public trading market for the issuer's common stock, this calculation is based upon the sale price of $.05 per share of common stock sold in the Registrant's initial public offering pursuant to a Registration Statement on Form SB-2/A declared effective by the U.S. Securities and Exchange Commission on February 8, 2001 (Registration No. 333-32908). Without asserting that any director or executive officer of the issuer, or the beneficial owner of more than five percent of the issuer's common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

The number of shares of the Registrant's $.001 par value common stock outstanding as of September 30, 2004 was 50,155,000.

                       COL China Online International Inc.
                     10-KSB for the Year Ended June 30, 2004

                                Table of Contents

PART I........................................................................2

ITEM 1.      BUSINESS.........................................................2

ITEM 2.      PROPERTIES......................................................16

ITEM 3.      LEGAL PROCEEDINGS...............................................17

ITEM 4.      SUBMISSION OF MATTERS TO A VOTE OF SECURITY HOLDERS.............17

PART II......................................................................17

ITEM 5.      MARKET FOR REGISTRANT'S COMMON EQUITY AND RELATED
             STOCKHOLDER MATTERS.............................................17

ITEM 6.      MANAGEMENT'S DISCUSSION AND ANALYSIS OF RESULTS
             OF OPERATIONS AND FINANCIAL CONDITION...........................17

ITEM 7.      FINANCIAL STATEMENTS............................................21

ITEM 8.      CHANGES IN AND DISAGREEMENTS WITH ACCOUNTANTS ON
             ACCOUNTING AND FINANCIAL DISCLOSURE.............................21

ITEM 8A.     CONTROLS AND PROCEDURES.........................................22

PART III.....................................................................22

ITEM 9.      DIRECTORS, EXECUTIVE OFFICERS, PROMOTERS AND
             CONTROL PERSONS:  COMPLIANCE WITH SECTION 16(A)
             OF THE EXCHANGE ACT.............................................22

ITEM 10.     EXECUTIVE COMPENSATION..........................................24

ITEM 11.     SECURITY OWNERSHIP OF CERTAIN BENEFICIAL OWNERS
             AND MANAGEMENT..................................................26

ITEM 12.     CERTAIN RELATIONSHIPS AND RELATED TRANSACTIONS..................27

ITEM 13.     EXHIBITS AND REPORTS ON FORM 8-K................................29

ITEM 14.     PRINCIPAL ACCOUNTANT FEES AND SERVICES..........................32

                                     PART I

Item 1.  Business

Overview Of COL International

     COL China Online International Inc. ("COL International") was formed for the purpose of acquiring and conducting the engineering services and the internet related business of Migration Development Limited, a British Virgin Islands company ("Migration") and raising equity capital to be utilized in the business of Migration. Beginning in approximately January 2004, the Company focused its business on internet and telecommunication convergence solutions and customer-specific solutions for the retail industry.

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

     Migration initially provided marketing and technical services for Internet Service Providers ("ISP") and value-added services generally related to the installation of computer network systems (i.e., Local Area Networks or LANs) in the PRC.

     Sale of Wuhan Operations - On July 5, 2002, COL International entered into a sales and purchase agreement with a third party to sell the Company's Wuhan operations for an aggregate sales price of Rmb750,000. The sale included the entire ownership of the Wuhan Education Net and accounts receivables of Wuhan branch of the Joint Venture. The transaction resulted in a net gain of approximately Rmb375,439, which was recognized in the fiscal year ended June 30, 2003. The decision to sell the business of Wuhan branch was made after consideration of the past operating results of the branch.

     Plan of Operations - Because the Company's past business model was not successful, the Company has developed a new business model. The Company is developing two IT businesses ("COL Convergence" and "COL Interactive"). COL Convergence will focus on the provision of internet and telecommunication convergence solutions and COL Interactive will focus on providing customer-specific solutions for the retail industry.



     As of January 1, 2004, all assets and operations unrelated to the business of COL Convergence and COL Interactive have been disposed of.

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

     We anticipate purchases of equipment amounting up to approximately
Rmb500,000 (or approximately US$61,000) in the coming year in order to implement the Company's new business plan.

Exchange Rate

     In this report, references to "U.S. dollars," "US$" or "$" are to U.S.
currency and references to "Renminbi," "RMB" or "Rmb" are to China's currency.
Solely for the convenience of the reader, this report contains translations of certain Renminbi amounts into U.S. dollars at specified rates. These translations should not be construed as representations that the Renminbi amounts actually represent such U.S. dollar amounts or could be converted into U.S. dollars at the rate indicated. The Rmb is not a freely convertible security. See "Risk Factors--A change in currency exchange and devaluation could substantially affect the joint venture's operations." Unless otherwise stated, conversion of amounts from Renminbi into United States dollars for the convenience of the reader has been made at the exchange rate of US$1.00 = Rmb
8.2874, which was close to the exchange rate on June 30, 2004 and is not expected to have a material effect on the Company's financial statement.

     The following table sets forth certain information concerning exchange rates between Renminbi and U.S. dollars for the periods indicated:


                                              Noon Buying Rate (1)
                           -------------------------------------------------------
      Calendar Year        Period End     Average (2)             High       Low
      -------------        ----------     -----------             ----       ---
                                                  (Rmb per US$)
                           -------------------------------------------------------
           1996              8.3284          8.3387              8.5000     8.3267
           1997              8.3099          8.3193              8.3260     8.3099
           1998              8.2789          8.2969              8.3100     8.2778
           1999              8.2795          8.2785              8.2800     8.2770
           2000              8.2774          8.2784              8.2799     8.2768
           2001              8.2766          8.2772              8.2783     8.2766
           2002              8.2771          8.2769              8.2774     8.2765
           2003              8.2776          8.2774              8.2800     8.2767
   2004 (through June)       8.2766          8.2729              8.2774     8.2766

-----------------------------

(1) The noon buying rate in New York for cable transfers payable in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York.

(2) Determined by averaging the rates on the last business day of each month during the relevant period.

                                      -3-

Corporate Structure

     Prior to January 1, 2004, our operations consisted primarily of internet related services, including business-to-business e-commerce, online distance learning, network engineering services, website hosting and internet service provider consulting. Because this past business model was not successful, the Company has developed a new business model.

     The Company is developing two IT businesses through two divisions. COL Convergence will focus on the provision of internet and telecommunication convergence solutions and COL Interactive will focus on providing customer-specific solutions for the retail industry. As of January 1, 2004, all assets and operations unrelated to the business of COL Convergence and COL Interactive had been disposed of.

     Most of our operations are conducted through Shenzhen Knowledge & Communications Co., Ltd. (formerly Shenzhen Rayes Electronic Systems Co., Ltd.), a Sino-foreign joint venture, and Migration owns 90 percent of the equity interests in the Joint Venture.

     Shenzhen Rayes Group Co., Ltd., a privately owned limited liability company incorporated in China, owns the other ten percent of the equity interests in the Joint Venture. Migration also owns 70 percent of the outstanding equity interests of Shanghai Shangyi Science and Trade Information Consulting Co., Ltd, which owns a Chinese website for trading construction materials.

     The following chart shows the corporate structure of COL International (inactive entities have been omitted):


                               [GRAPHIC OMITTED]

Business of the Joint Venture

     Prior to January 1, 2004, the Joint Venture conducted business in five principal areas, including: network engineering, web hosting, integrated solutions for small and medium sized enterprises, online services for export companies and business to business e-commerce. A more detailed account of those areas of business is set forth in the Company's previous filings.

     Because the Company's past business model was not successful, the Company has developed a new business model. The Company is developing two IT businesses through two divisions. COL Convergence will focus on the provision providing of internet and telecommunication convergence solutions and COL Interactive will focus on providing customer-specific solutions for the retail industry.

     COL Convergence Business Overview

     COL Convergence ("COLc") intends to develop as a leading provider of communication services offering tailored solutions to multinational companies in China.

     The mission of COLc is to help its customers obtain the communication environments they need to be able to compete on the highest levels. After a custom-made plan is developed for each client, COLc plans to deploy and manage the technology with its experienced staff of engineers and managers.

     COLc is currently discussing possible business engagements with a number of telecommunication network providers.

     COL Interactive Business Overview

     The aim of COL Interactive ("COLi") is to increase sales for retail groups and leading Famous Multinational Conglomerates ("FMCG") operating in the greater China area by implementing and integrating various technologies "In-Store".

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

Research & Development

     In the year ended June 30, 2004, the Company incurred research and development costs of Rmb 133,658 (US$16,128). The Company did not incur any research and development costs during the years ended June 30, 2003 and 2002. Migration has spent Rmb 154,564 (or approximately US$18,671) on research and development during fiscal 1999, Rmb 299,153 (or approximately US$36,139) for fiscal 2000, and Rmb 174,511 (or approximately US$21,081) for fiscal 2001.

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

Distribution Of Profits

     After provision for social welfare funds for employees and provision for taxation, the profits, if any, of the Joint Venture will be available for distribution to the parties in proportion to their respective capital contributions. Any such distributions must be authorized by the Joint Venture's board.

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

     In order to implement our business plan fully, we will significant amounts of additional funding. However, we cannot predict that any funds will be invested in COL International. Similarly, we have no source of revenue to provide funding. We cannot predict that we will be able to obtain any capital or any source of revenue.

     Our new business plan is untested and may not be successful.

     Our new business plan is untested. We have not obtained independent market research to attempt to verify assumptions that serve as the bases for our new business plans. As a result, our new business plans may not be successful and may not lead to profitable operations.

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

     In addition, the Chinese internet market is characterized by an increasing number of entrants because the start-up costs are low. The presence of these competitors may have a significant impact on our ability to operate our proposed business profitably.

     Rapid technology changes may place us at a competitive disadvantage.

     The internet related business in which we intend to operate is characterized by rapid and significant technological advancements and introductions of new products and services using new technologies. As new technologies develop, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement those new technologies at a substantial cost. If other companies implement new technologies before us, those companies may be able to provide enhanced capabilities and superior quality compared with what we are able to provide. We are at a special disadvantage vis-a-vis other companies that have been in the industry longer and/or were able to obtain substantial funding to further develop new technologies. We cannot ascertain that we will be able to respond to these competitive pressures and implement new technologies on a timely basis or at an acceptable cost. One or more of the technologies that we may implement in the future may become obsolete. If this occurs, our business, financial condition and results of operations could be materially adversely affected. If we are unable to utilize the most advanced commercially available technology, our business, financial condition and results of operations could be materially and adversely affected.

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

     Any system failure or inadequacy that causes interruptions in the availability of our services, or increases the response time of our services, as a result of increased traffic or otherwise, could reduce user satisfaction, future traffic and our attractiveness to advertisers and consumers. We also are dependent upon website operators in China, all of which have experienced significant system failures and electrical outages in the past.

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

     To the extent we collect data, we cannot be certain that any trade secret, copyright or other protection will be available for such data or that others will not claim rights to such data.

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

     From time to time, if our resources allow, we intend to explore the acquisition and subsequent development and commercialization of additional technologies. We cannot predict whether we will be able to identify any additional technologies and, even if suitable technologies are identified, we cannot predict whether we will have sufficient funds to commercialize any such technologies or whether any such technologies will ultimately be viable.

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

     We depend on some key employees, including our Chief Executive Officer and Chief Financial Officer.

     Our success depends on the active participation of Chi Keung Wong, our Chief Executive Officer and Chief Financial Officer among other key employees. The loss of the services of any of this individual or any of our other key employees could have a material adverse effect on us. We currently do not carry, and do not intend to carry in the future, "key man" insurance for any of our employees.

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

     The Ministry of Information Industry also regulates access to the internet by imposing strict licensing requirements and requiring ISPs in China to use the international inbound and outbound internet backbones. The government has granted Rayes Group a license to operate an ISP nationwide which expires on October 30, 2003 and which is subject to renewal if all governmental filing requirements are met. We cannot provide assurance that future changes in Chinese government policies affecting the provision of information services, including the provision of online services and internet access, will not impose additional regulatory requirements on us or our service providers, intensify competition in the Chinese information industry or otherwise have a material adverse effect on our business, financial condition and results of operations. However, in view of the Company's planned change in business plans, there should be no material impact on the Company's future business. For more information regarding term and scope of license, see "COL International--Terms And Scopes Of Licenses" above.

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

     China has made commitments to the WTO in all major service categories, including internet services, agreeing to accede to the Basic Telecommunications And Financial Services Agreement. Under this agreement, China has agreed to implement competitive regulatory principles, including cost-based pricing, interconnection rights, and independent regulatory authority, as well as allowing foreign suppliers to use any technology they choose to provide. Under its WTO agreement concerning internet services, China currently allows no foreign investment in internet services, but will allow up to 50 percent foreign ownership in domestic services within two years. Although China's current commitments will allow further foreign investment and growth of our business in Shanghai, we cannot predict that China will comply with these commitments.

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

     Currently, there are a limited number of websites on the internet that provide content for Chinese browsers in their own languages. We can provide no assurances that content provided through the internet will increase and become an attractive source of information for the Chinese market that will generate advertising on our advertising affiliates.

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

     There currently is not a market for our shares, and there is no assurance that a trading market will develop. Because of this current and possible future lack of a market, stockholders may be unable to sell their shares when they wish to do so. There is no assurance that any stockholder will be able to use our shares as collateral for a loan or other matter.

     Even if a trading market develops, stock prices may be volatile.

         It is currently anticipated that, even if a market does develop, the price of the common stock will be low and also may be volatile. Many brokerage firms may not effect transactions and may not deal with low priced securities as it may not be economical for them to do so. This could have an adverse effect on developing and sustaining a market for our securities. In addition, there is no assurance that an stockholder will be able to use our securities as collateral.

     If a market does develop, trading in the common stock, if any, will occur in the over-the-counter market.

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

Item 2.  Properties

     COL maintains an office in the United States at 3176 South Peoria Court, Suite 100, Aurora, Colorado 80014 through COL's North American representative. The cost is included in the $1,000 per month paid to the representative and this arrangement may be cancelled at any time.

     In February 2000, the Joint Venture purchased its offices in Wuhan, consisting of approximately 501.3 square meters, for Rmb2,026,255 (US$244,766) and has a related obligation for Rmb1,500,000 (US$181,200). In December 2000, the Joint Venture entered into a supplemental agreement with the seller of this property requiring a further down payment of Rmb110,000 that was paid in early January 2001. This agreement also requires that the remaining balance of Rmb1,390,000, plus accrued interest at the rate of 5.31% per annum, be repaid by monthly installments of Rmb26,428 for five years during the period from January 2001 to December 2005. This property was not included in the divestiture of the Wuhan operations in July 2002. The Joint Venture disposed of its Wuhan property in November 2003 for a total consideration of Rmb1,911,486 (US$230,650) and resulted in loss on disposal of Rmb230,750 (US$27,843).

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

     The following is COL International's plan of operation and a discussion and comparison of the financial condition and results of operations of COL International as of June 30, 2004 and the periods then ended. These discussions should be read in conjunction with our financial statements, the notes to the financial statements, and the other financial data included elsewhere in this report.

History

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

     Migration initially provided marketing and technical services for Internet Service Providers ("ISP") and value-added services generally related to the installation of computer network systems (i.e., Local Area Networks or LANs) in the PRC.

     Disposal - COL International terminated the Education Net business in Wuhan by disposal of its entire interest in and assets of Education Net for a total consideration of Rmb750,000 (US$90,502) in July 2002 and since then the operation of Education Net in Wuhan was ceased. Prior to the disposal of the Wuhan operations, the Wuhan business, including Education Net, recorded an operating loss of Rmb450,666 (US$54,380) from ordinary activities during the year ended June 30, 2003, while the operating loss of the year ended June 30, 2001 and 2002 was Rmb3,284,835 and Rmb3,292,697, respectively. The non-recurring transaction related to the disposal of Education Net resulted in gain on disposal of equipment of Rmb385,690 (US$46,539) as well as a reduction of staff welfare liabilities of Rmb436,479 (US$52,668), totaling Rmb822,169 (US$99,207), which was included in the statement of operations, for the year ended June 30, 2003. The Company also disposed of the two properties in Wuhan in November 2003 for a total consideration of Rmb1,911,486 (US$230,650) and resulted in loss on disposal of Rmb 230,750 (US$27,843).

Overview of Operations

     Plan of Operations - Because the Company's past business model was not successful, the Company has developed a new business model. The Company is developing two IT businesses through two divisions of the Company's Migration subsidiary. COL Convergence ("COLc") will focus on the provision of internet and telecommunication convergence solutions and COL Interactive ("COLi") will focus on providing customer-specific solutions for the retail industry.

     As of January 1, 2004, all assets and operations unrelated to the business of COL Convergence and COL Interactive have been disposed of.

     The Company has a negative cash flow from operating activities and is seeking additional financing in order to satisfy its cash requirements. The Company anticipates that it will require approximately Rmb6,000,000 (or approximately US$724,000) in financing during the next 12 months to satisfy its cash requirements for the development of the Company's new business plan. The Company, through its Migration subsidiary, currently employs approximately 30 employees in China. The Company may recruit more staff should the above plan of operations are in place.

     We anticipate purchases of equipment amounting up to approximately Rmb500,000 (or approximately US$61,000) the coming year in order to implement the Company's new business plan.

     COL Convergence - COL Convergence ("COLc") intends to develop as a leading provider of communication services offering tailored solutions to multinational companies in China.

     The mission of COLc is to help its customers obtain the communication environments they need to be able to compete on the highest levels. After a custom-made plan is developed for each client, COLc plans to deploy and manage the technology with its experienced staff of engineers and managers.

     COLc is currently discussing possible business engagements with a number of telecommunication network providers.

     COL Interactive - The aim of COLi is to increase sales for retail groups and leading Famous Multinational Conglomerates ("FMCG") operating in the greater China area by implementing and integrating various technologies "In-Store".

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

Results of Operations

     Revenues for the year ended June 30, 2004 include services commission revenue of Rmb128,008 (US$15,446), in-store advertising revenue Rmb171,600 (US$20,706) and marketing fees received from Shenzhen Rayes Group Co., Ltd. ("Rayes Group") of Rmb43,741 (US$5,278) compared to services commission revenues of Rmb0 and Rmb0, in-store advertising revenues Rmb0 and Rmb0 and marketing fees received from Shenzhen Rays Group Co., Ltd. of Rmb484,941 and Rmb431,405 for the years ended June 30, 2003 and 2002 respectively. The Company contracted with a telecommunication services company selling IDD (IP phone) to end-users and receives telecommunication services commission income from the agent, which is a percentage of monthly usage end-users.

     The Company contracted with a supermarket, which allowed COL International to install projectors in its shops. In-store advertising income will eventually be derived from projecting advertising programs from the projectors installed in supermarkets. The real operation has not been commenced, however there were tests run during the year so income was derived.

     The ISP services business was terminated and transferred to a third party in September 2003. The termination led to the significant decrease in marketing fees. In the past, marketing fees were related to the Joint Venture's share of 50 percent of the revenues generated from ISP services owned by a minority shareholder, Rayes Group, and computer hosting of web sites for customers.

     In connection with these services, the Company has an agreement with Rayes Group to reimburse Rayes Group for its actual transmission (i.e., telephone line) costs, provided that Rayes Group will pay all incremental costs related to expansion of the telecommunications facilities related to the ISP operations. These amounts totaled Rmb120,000 (US$14,480), Rmb1,100,882 and Rmb1,021,096 for the years ended June 30, 2004, 2003 and 2002, respectively. The Joint Venture has no long-term commitments in connection with its telecommunication costs other than management fees payable to the Rayes Group for providing services. The decrease in telecommunication costs is primarily due to the ceasing of the Company's related ISP business.

     For the year ended June 30, 2004, the Company had other income of Rmb3,213 (US$388) as compared to Rmb147,271 and Rmb124,306 for the years ended June 30, 2003 and 2002. "Other income" primarily represents interest income and miscellaneous income. The net decrease in other income is primarily due to a decrease in miscellaneous income.

     During the year, the Company purchased and leased out a system of computer network and software for generating lease income, the cost of the system is approximately Rmb1,976,000 (US$238,456) and has been recorded in net investment in the lease including in the Company's consolidated balance sheet with a current portion of Rmb988,293 (US$119,252) as of June 30, 2004. The relevant lease income for the years ended June 30, 2004 and 2003 was Rmb138,594 (US$16,723) and Rmb0, respectively.

     General and administrative costs include salaries, rent, travel and other overhead costs. For the years ended June 30, 2004, 2003 and 2002, general and administrative costs totaled Rmb8,110,339 (US$978,635), Rmb9,543,490 and Rmb11,918,576, respectively. The decrease in general and administrative costs in 2004 was mainly a result of the closing of the Wuhan Branch and of the Company's related business Rmb657,659 and Rmb4,410,725 ceased to operate the construction net of the Company's related business.

     Amortization and depreciation expense for the years ended June 30, 2004, 2003 and 2002 was Rmb597,968 (US$72,154), Rmb657,659 and Rmb4,410,725
respectively. The decrease is due to some fixed assets fully depreciated in 2003.

     The Company has not recognized any future tax benefits resulting from its operating losses due to the uncertainty of future realization. No share of loss has been absorbed by minority shareholder for the years ended June 30, 2004 and 2003 as its initial capital contribution was fully absorbed.

     The above has resulted in net losses of Rmb8,756,885 (US$1,056,650), Rmb9,712,749 and Rmb17,946,607 for the years ended June 30, 2004, 2003 and 2002 respectively. The Company expects to continue to incur losses until its services are more fully developed and accepted in China.

Liquidity and Capital Resources

     COL's ability to continue operations is currently dependent upon continuing financial support from its majority stockholder. As of June 30, 2004 and 2003, the Company had a negative working capital of Rmb287,792 (US$34,726) and negative working capital of Rmb990,466, respectively. As of June 30, 2004, advances from the majority stockholder totaled Rmb71,059,244 (US$8,574,371). The Company's management believes the majority stockholder will continue to provide financial support to the Company, although the majority stockholder's agreement with the Company to provide financial support up to US$8 million expired January 1, 2004.

     Included in liabilities as of June 30, 2003 were mortgage loans payable of Rmb860,612, which were incurred in connection with the purchase of office space and staff quarters in Wuhan, China. The Company has no mortgage loans payable as of June 30, 2004 because the properties were wholly disposed of during the year.

     Cash used in operating activities for the year ended June 30, 2004 was Rmb9,225,399 (US$1,113,184) as compared with Rmb10,623,731 for the year ended June 30, 2003. The cash used in operations was to fund operating losses of Rmb8,756,885 (US$1,056,650) and Rmb9,712,749, generally offset by non-cash expenses related to amortization and depreciation of Rmb607,189 (US$73,266) and Rmb657,569 for the years ended June 30, 2004 and 2003, respectively.

     Cash provided for investing activities of Rmb1,692,434 (US$204,218) for the year ended June 30, 2004 was due to proceeds generated from disposal of properties during the year compared to cash used in investing activities for the year ended June 30, 2003 was Rmb166,606.

     Cash flows from financing activities have generally come from advances by the majority stockholder of the Company. During the years ended June 30, 2004 and 2003, the majority stockholder has advanced Rmb7,981,379 (US$963,074) and Rmb11,293,434, respectively.

Critical Accounting Policies

     The Company's significant accounting policies are described in note 2 to the financial statements for the years ended June 30, 2004, 2003 and 2002 included in the Company's Form 10 KSB in the accompanying financial statements and notes to consolidated financial statements. The Company believes its most critical accounting policies include accounting for provision for doubtful debts and impairment loss provision.

     No provision for impairment loss on net investment in the lease for the year ended June 30, 2004, because the recoverable amount of net investment in the lease is estimated to be higher than its carrying value at the year-end date by the management. Provision for impairment loss on fixed assets for the year ended June 30, 2004 was Rmb9,221 (US$1,113).


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

                                    PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act

Directors And Officers

     Our directors and executive officers are listed below, including their respective names, ages and positions with COL International.

   NAME              Age           Position with COL International
   ----              ---           -------------------------------
Kam Che Chan         55     Chairman of the Board
Chi Keung Wong       64     Chief Executive Officer and Chief Financial Officer
                            Chief Operating Officer
Anthony Ng           55     Director and Secretary
Paul Wong            54     Director
Qi Yu Zhang          46     Director


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

     Chi Keung Wong has been a director of the Joint Venture since 1999 and the Chief Financial Officer of the Joint Venture since 1999. Mr. Wong also has been a director and Chief Financial Officer of Migration since July 1998. Mr. Wong was appointed as Chief Executive Officer of the Company effective September 1, 2004. Mr. Wong has 40 years of experience as a financial controller and an auditor both in Australia and Hong Kong. He started his career in the audit department of Lowe Bingham & Mathews (now PricewaterhouseCoopers LLP) in 1960 after having graduated in Hong Kong in accounting. He was the Financial Controller for the YMCA of Darwin, Australia from 1984 through July 1998. Chi Keung Wong is the brother of Paul Wong, one of the directors of the Company.

     Anthony Ng became the Secretary, and also was elected as a director, of COL International effective March 31, 2002. From March 31, 2002 to September 1, 2004 he served as the Chief Executive Officer of COL International. From 1996 to 1999, Mr. Ng was the Chief Executive Officer of Pan Pacific Strategy Corporation, a listed company in Canada, which is an investment company with investments mainly in the Asian region and the People's Republic of China. From 1999 to 2001, Mr. Ng was the Chief Executive Officer of Zuespac Capital Partners Limited, which is a financial consulting company.

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

Following are biographies of the directors and certain key employees of the Joint Venture:

Directors And Other Key Employees Of The Joint Venture

     Kam Che Chan has been the Deputy Chairman of the board of the Joint Venture since 1999. Refer to his business experience above under the caption, "Directors And Officers."

     Xiang Yang Chang, 53, has been the General Manager of the Joint Venture's Wuhan Office since 1999. Prior to this position, Mr. Chang was General Manager of Rayes Group from 1993. Mr. Chang has published several books and periodicals on computer communications. He was a Director of Research at Harbin University after graduating with advanced degrees in computer science in 1968. He has extensive administrative experience.

     Liang Qiao, 30, has been a director and Deputy Chief Financial Officer of the Joint Venture since 1999. Mr. Qiao is a graduate of the Shanghai Finance University, where he studied investment finance management. He worked as an accountant during the early 1990s before joining the Rayes Group in 1996, where he ran the investment management department.

     Chi Keung Wong, 65, has been a director of the Joint Venture since 1999 and the Chief Financial Officer of the Joint Venture since 1999. Refer to his business experience above under the caption, "Directors and Officers."

     Paul Wong has been a director of the Joint Venture since 1999. Refer to his business experience above under the caption, "Directors And Officers."

     Qi Yu Zhang has been the Chairman of the board of the Joint Venture since 1999. Refer to his business experience above under the caption, "Directors And Officers."



Audit Committee

     The Company has not yet established an audit committee and, as such, does not currently have an audit committee financial expert.

Code of Ethics

     The Company has not yet adopted a code of ethics for its executive officers.

Item 10. Executive Compensation

Summary Compensation Table

     The following table sets forth in summary form the compensation received by Anthony Ng, our former Chief Executive Officer, and Qi Yu Zhang, Chairman of the board of the Joint Venture during the last fiscal year. Except for Mr. Ng, who resigned as Chief Executive Officer effective September 1, 2004, none of our employees and no employees of the Joint Venture received total salary and bonus in excess of $100,000 during the last fiscal year.

                                                   Summary Compensation Table
                                                   --------------------------
........................ ................................................. ......................................................
                                                                                         Long-Term Compensation
........................ ................................................. ......................................................
                                      Annual Compensation                        Awards                     Payouts
........................ ................................................. ..................... ................................
                                                                           Restricted              All other
  Name and Principal                                         Other           Stock                  Payouts
       Position         Fiscal     Salary     Bonus         Annual         Awards ($)    Options    ($) (3)     Compensation
                         Year     ($) (1)    ($) (2)     Compensation                      (#)                     ($)(4)
........................ ........ ........... ......... .................. ............. .......... .......... ..................
Anthony Ng              2004     $119,740    0         0                  0             0          0          0
    Chief Executive
    Officer             2003     $120,000    0         0                  0             0          0          0

                        2002      $90,000    0         0                  0             0          0          0
........................ ........ ........... ......... .................. ............. .......... .......... ..................
Qi Yu Zhang
    Chairman            2004     $0          0         0                  0             0          0          0
    Joint Venture
                        2003     $15,384     0         0                  0             0          0          0

                        2002     $23,077     0         0                  0             0          0          0
........................ ........ ........... ......... .................. ............. .......... .......... ..................

-------------------------------------

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

                                      -24-

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

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Act of 1934, as amended (the "Exchange Act") requires our directors, executive officers and holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of ours. We believe that during the fiscal year ended June 30, 20041, our officers, directors and holders of more than 10% of our common stock complied with all Section 16(a) filing requirements, other than Mr. Wong, who failed to timely file a Form 3. In making these statements, we have relied upon the written representation of our directors and officers and our review of the monthly statements of changes filed with us by our officers and directors.



Item 11. Security Ownership of Certain Beneficial Owners and Management

Beneficial Ownership

     As of September 30, 2004, there were 50,155,000 shares of common stock outstanding. The following table sets forth certain information as of September
30, 2004, by all executive officers and directors as a group, and by each other person known by us to be the beneficial owner of more than five percent of the common stock:


                                            No. of Shares               Percentage of
Name and Address of Beneficial Owner    Beneficially Owned (1)        Shares Outstanding
------------------------------------    ----------------------        ------------------
Kam Che Chan (2)
Flat D3, 5/F
36 Broadcast Drive
Kowloon, Hong Kong                           22,849,680                      45.7%

Paul Wong (3)
32-2A Clovelly Court
12 May Road
Hong Kong                                    22,849,680                      45.7%

Qi Yu Zhang (4)
2811 City E. Station
Lai Zhen Mansion
40 Fu Min Road, Fu Tian Area
Shenzhen, PRC  518033                        17,350,320                      34.6%

First Strike Securities Limited (5)
18/F, Kam Sang Building
255-257 Des Voeux Road Central
Hong Kong                                    17,350,320                      34.7%

Honview International Limited (6)
Room 1408, Lippo Sun Plaza
28 Canton Road
Kowloon, Hong Kong                           22,849,680                      45.7%

Anthony Ng
Apt. 305, 9015 Leslie Street
Richmond Hill, Ontario
Canada  L4B 4J8                               6,000,000                      12.0%

All Executive Officers and Directors
as a group (five persons) (2)(3)(4)          46,200,000                      92.1%

---------------------------

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

                                      -26-

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

     Pursuant to the Loan Agreement, Honview agreed to lend Migration its cash needs, from time to time, at any time until January 1, 2004 up to an aggregate principal amount of US$8 million. As of June 30, 2004, advances from Honview totaled Rmb71,059,244 (US$8,574,371). As a result of Migration becoming a wholly owned subsidiary of COL International, any amounts loaned from Honview prior to February 8, 2001, the effective date of the registration statement related to COL International's initial public offering, may be paid at the option of Honview, by converting, at any time after October 10, 2001, part or all the unpaid principal amount of the loan into shares of COL International's common stock, at a price equal to the greater of $1.20 per share or 90 percent of the average weighted trading price of the common stock for the 20 trading days preceding the date of notice of exercise of conversion. Any amounts loaned from Honview after the effective date of this registration statement may be paid, at the option of Honview, by converting, at any time after October 10, 2001, part or all the unpaid principal amount of the loan into shares of COL International's common stock, at a price equal to the greater of $1.20 per share or 110 percent of weighted average trading price of common stock for the 20 trading days preceding the date of the loan.

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

     The Joint Venture entered into various agreements with its minority stockholder, Shenzhen Rayes Group Co., Ltd., whereby the Joint Venture provides marketing and value added services in the operation of the minority stockholder's internet business in Shanghai, PRC through July 2004, subject to renewal at terms to be agreed between the minority stockholder and Migration. Migration has the right of first refusal to purchase the minority stockholder's ownership interest in the ISP in Shanghai. Currently, however, foreign entities cannot own ISP operations in the PRC. One agreement stipulates that the Joint



Venture will provide marketing and technical services to the minority stockholder's ISP operations in Shanghai and Wuhan, PRC, and will share the related ISP revenues with the minority stockholder on a 50/50 basis. The Joint
Venture paid its minority stockholder Rmb3,000,000 for these rights. As of Jan
1, 2004, the Company had disposed of all its interests in ISP operations.

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

     Under another agreement between the Joint Venture and its minority shareholder, the Joint Venture bears telecommunication costs relating to ISP operations up to a stipulated capacity and the minority interest stockholder pays for the costs of transmission capacity in excess of this amount. Amounts received from/paid to the minority stockholder are as follows:

                                          FOR THE YEAR         FOR THE YEAR
                                        ENDED JULY 31,       ENDED JULY 31,               FOR THE YEAR ENDED
                                                  2002                 2003                 JUNE 30, 2004
                                      -----------------    -----------------      -----------------------------------
                                           (Rmb)
                                                                                                     (Rmb)
                                                                                                     (Rmb)
                                                                                                     (US$)
                                                                                                     (Illustrative
Received from:                                                                                           Only)
Marketing and value added
  service fee income                           432,405              484,942               43,741               5,278
                                           ============         ============         ============        ============

Paid to:
Management fee expense                          45,000                    -                    -                   -
Telecommunication expense                    1,021,096            1,100,882              120,000              14,480
                                           ------------         ------------         ------------        ------------

                                             1,066,096            1,100,882              120,000              14,480
                                           ============         ============         ============        ============


     During the years ended June 30, 2003 and June 30, 2004, respectively, the
Company advanced Rmb558,265 (US$67,363) and Rmb0 (US$0) to a company controlled by Mr. Justin Jencks, the former Chief Operating Officer ("COO") of the Company.
Prior to Mr. Jencks' becoming the Company's COO, COL intended to acquire his company, which was engaged in provision of technical support for the internet marketing business. However, due to adverse market conditions, COL International abandoned its plan of acquisition and, instead, hired Mr. Jencks as its COO.
These advances were then written off. Mr. Jencks resigned as COO in August 2004

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

                                      -29-

(a)      Financial Statements

         Report of Independent Registered Public Accounting Firm.............F-1

         Consolidated Balance Sheets at June 30, 2004 and 2003...............F-2

         Consolidated Statements of Operations for the Years Ended
                June 30, 2004, 2003 and 2002.................................F-3

         Consolidated Statements of Changes in Stockholders'
                Deficiency for the period from June 30, 2001
                through June 30, 2004........................................F-4

         Consolidated Statements of Cash Flows for the Years Ended
                June 30, 2004, 2003 and 2002.................................F-5

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

(5) Incorporated by reference from Exhibit 21 to the Company's Annual Report on Form 10-KSB for the year ended June 30, 2001.

Item 14. Principal Accountant Fees and Services

Audit Fees

     Moores Rowland Mazars, the Company's principal accountants, billed the Company $70,500 for the year ended June 30, 2004 and $70,500 for the year ended June 30, 2003 for professional services rendered by Moores Rowland Mazars for the audit of the Company's annual financial statements and review of financial statements included in the Company's Forms 10-QSB and services normally provided by Moores Rowland Mazars in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

     For the years ended June 30, 2004 and June 30, 2003, Moores Rowland Mazars did not provide the Company with any services for assurance and related services provided by Moores Rowland Mazars that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported above under "--Audit Fees."

Tax Fees

     For the years ended June 30, 2004 and June 30, 2003, Moores Rowland Mazars did not provide the Company with professional services for tax compliance, tax advice, and tax planning.

All Other Fees

     For the years ended June 30, 2004 and June 30, 2003, Moores Rowland Mazars did not bill the Company for products and services other than those described above.

Audit Committee Pre-Approval Policies

     The Board of Directors, which is performing the equivalent functions of an audit committee, currently does not have any pre-approval policies or procedures concerning services performed by Moores Rowland Mazars. All the services performed by Moores Rowland Mazars that are described above were pre-approved by the Board of Directors. Less than 50% of the hours expended on Moores Rowland Mazars' engagement to audit the Company's financial statements for the fiscal years ended June 30, 2004 and 2003 were attributed to work performed by persons other than Moores Rowland Mazar's full-time, permanent employees.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            COL CHINA ONLINE INTERNATIONAL INC.


Date:  October 12,  2004                    By:  /s/  Chi Keung Wong
                                               --------------------------------
                                                      Chi Keung Wong,
                                                      Chief Executive Officer
                                                      and Chief Financial
                                                      Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date                                        Signatures
----                                        ----------

October 12, 2004                            /s/  Kam Che Chan
                                            -----------------------------------
                                                 Kam Che Chan, Director



                                            -----------------------------------
                                            Anthony Ng, Director



October 12, 2004                            /s/  Paul Wong
                                            -----------------------------------
                                                 Paul Wong, Director



October 12, 2004                            /s/  Qi Yu Zhang
                                            -----------------------------------
                                                 Qi Yu Zhang, Director

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

             REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM



The Stockholders and Directors
COL China Online International Inc.




We have audited the accompanying consolidated balance sheets of COL China Online International Inc. (a Delaware Corporation) and its subsidiaries as of June 30, 2004 and 2003, and the related consolidated statements of operations, stockholders' deficiency and cash flows for each of the three years ended June 30, 2004, 2003 and 2002. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of COL China Online International Inc. and subsidiaries as of June 30, 2004 and 2003, and the results of their operations and their cash flows for each of the three years ended June 30, 2004, 2003 and 2002, in conformity with U.S. generally accepted accounting principles .

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






/s/  Moores Rowland Mazars
Chartered Accountants
Certified Public Accountants
Hong Kong
October 12, 2004


                                         COL CHINA ONLINE INTERNATIONAL INC.
                                              CONSOLIDATED BALANCE SHEETS

                                                                                JUNE 30, 2004                 JUNE 30, 2003
                                                                       ------------------------------        --------------
                                                                             (US$)              (Rmb)                   Rmb
                                                                    (Illustrative
Assets                                                                      only)
------

CURRENT ASSETS:
    Cash                                                                    12,251            101,532            548,405
    Accounts receivable, net of an allowance for doubtful
         accounts                                                            3,077             25,500             46,520
    Inventories                                                               --                 --                 --
     Prepaid expense and other receivables                                  47,820            396,307            299,952
     Prepayment                                                               --                 --            1,504,354
     Net investment in the lease                                           119,252            988,293               --
                                                                       -----------        -----------        -----------

             Total current assets                                          182,400          1,511,632          2,399,231

PROPERTY, OFFICE SPACE AND EQUIPMENT, net of accumulated
    depreciation and impairment of Rmb9,815,875 (US$1,184,434)
    and Rmb1,574,810 (US$190,025), respectively                            208,556          1,728,383          3,718,632
                                                                       -----------        -----------        -----------

TOTAL ASSETS                                                               390,956          3,240,015          6,117,863
                                                                       ===========        ===========        ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

CURRENT LIABILITIES:
    Current portion of mortgage loans payable                                 --                 --              348,543
    Accounts payable and accrued expenses                                  145,077          1,202,312          1,985,795
    Advance deposit received                                                38,369            317,980            642,987
    Due to a minority stockholder                                           22,583            187,155            221,830
    Taxes payable                                                           11,098             91,977            190,542
                                                                       -----------        -----------        -----------

             Total current liabilities                                     217,127          1,799,424          3,389,697

NOTES PAYABLE:
    Majority Stockholder                                                 8,574,371         71,059,244         63,077,865
    Mortgage loans payable - net of current portion                           --                 --              512,069
                                                                       -----------        -----------        -----------

             Total notes payable                                         8,574,371         71,059,244         63,589,934

Commitments and contingencies (Notes 3 & 11)

STOCKHOLDERS' DEFICIENCY:
    Preferred stock, US$0.001 par value, 5,000,000 shares
         authorized, none outstanding                                         --                 --                 --
    Common stock, US$0.001 par value, 100,000,000 shares
         authorized and 50,155,000 shares issued, outstanding               50,155            408,864            408,864
    Additional paid-in capital                                             146,507          1,214,118          1,214,118
    Accumulated deficit                                                 (8,593,026)       (71,207,705)       (62,450,820)
    Other comprehensive loss                                                (4,178)           (33,930)           (33,930)
                                                                       -----------        -----------        -----------

             Total stockholders' deficiency                             (8,400,542)       (69,618,653)       (60,861,768)
                                                                       -----------        -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                             390,956          3,240,015          6,117,863
                                                                       ===========        ===========        ===========

                                   See accompanying notes to these consolidated financial statements



                                           COL CHINA ONLINE INTERNATIONAL INC.
                                         CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                    FOR THE YEAR        FOR THE YEAR
                                                      FOR THE YEAR ENDED                ENDED               ENDED
                                                        JUNE 30, 2004               JUNE 30, 2003       JUNE 30, 2002
                                               -----------------------------        -------------       -------------
                                                       (US$)            (Rmb)              (Rmb)          (Rmb)
                                             (Illustrative
                                                     only)
NET REVENUES:
    Computer network installations                    --                 --               69,014          1,678,706
    Kiosk solutions installations                     --                 --              484,500               --
    Transaction fee                                   --                 --                 --               72,457
    Business services revenue                         --                 --                  898              7,102
    Marketing fees, minority stockholder             5,278             43,741            484,941            431,405
    Service commission income                       15,446            128,008               --                 --
    In-store advertising                            20,706            171,600               --                 --
                                               -----------        -----------        -----------        -----------

         Total revenues                             41,430            343,349          1,039,353          2,189,670

COST OF SALES:
    Computer network installations                    --                 --               56,800          1,292,089
    Kiosk solutions installations                     --                 --              434,409               --
    Transaction costs                                 --                 --                 --               48,336
    Business services costs                           --                 --                  392              4,172
    Telecommunication                               34,397            285,065          1,100,882          1,021,096
    Services cost                                   42,171            349,490               --                 --
    In-store advertising                            13,509            111,958               --                 --
                                               -----------        -----------        -----------        -----------

                                                    90,077            746,513          1,592,483          2,365,693
                                               -----------        -----------        -----------        -----------

    Gross Margin                                   (48,647)          (403,164)          (553,130)          (176,023)

OPERATING EXPENSES:
    Impairment                                       1,113              9,221               --            1,565,589
    General and administrative                     978,635          8,110,339          9,543,490         11,918,576
    Amortization and depreciation                   72,154            597,968            657,569          4,410,725
                                               -----------        -----------        -----------        -----------

         Total operating expenses                1,051,902          8,717,528         10,201,059         17,894,890
                                               -----------        -----------        -----------        -----------

OPERATING LOSS                                  (1,100,549)        (9,120,692)       (10,754,189)       (18,070,913)

    Lease income                                    16,723            138,594               --                 --
    Rental income                                   26,788            222,000             72,000               --
    Gain on disposal of Wuhan operations              --                 --              822,169               --
    Other income                                       388              3,213            147,271            124,306
                                               -----------        -----------        -----------        -----------

LOSS BEFORE MINORITY INTEREST                   (1,056,650)        (8,756,885)        (9,712,749)       (17,946,607)

    Minority interest                                 --                 --                 --                 --
                                               -----------        -----------        -----------        -----------

NET LOSS                                        (1,056,650)        (8,756,885)        (9,712,749)       (17,946,607)

OTHER COMPREHENSIVE LOSS                              --                 --                 (163)           (40,017)
                                               -----------        -----------        -----------        -----------

COMPREHENSIVE LOSSES                            (1,056,650)        (8,756,885)        (9,712,912)       (17,986,624)
                                               ===========        ===========        ===========        ===========

BASIC AND FULLY DILUTED NET LOSS
 PER SHARE                                           (0.02)             (0.18)              (0.2)             (0.37)
                                               ===========        ===========        ===========        ===========

WEIGHTED AVERAGE COMMON SHARES                  48,148,849         48,148,849         48,148,849         48,148,849
                                               ===========        ===========        ===========        ===========


                           See accompanying notes to these consolidated financial statemetns




                                          COL CHINA ONLINE INTERNATIONAL INC.
                                CONSOLIDATED STATEMENTS OF STOCKHOLDERS' DEFICIENCY
                                  FOR THE YEARS ENDED JUNE 30, 2004, 2003 AND 2002

                                                                                                         OTHER
                                                                       ADDITIONAL                COMPREHENSIVE
                                                                          PAID-IN   ACCUMULATED        INCOME/
                                              COMMON STOCK                CAPITAL       DEFICIT          (LOSS)             TOTAL
                                        ------------------------      ----------    -----------     ----------      -------------
                                            Number          (Rmb)          (Rmb)           (Rmb)          (Rmb)            (Rmb)

Balances, June 30, 2001                 40,200,000        327,710         79,890    (31,161,454)          6,250     (30,747,604)

Sales of common stock in
  initial public offering in
  July 2001 at US$0.05 per
  share                                       --             --             --             --              --              --

Effect of share exchange                 9,955,000         81,154      1,134,228     (3,630,010)           --        (2,414,628)

Net loss                                      --             --             --      (17,946,607)           --       (17,946,607)
Other comprehensive loss                      --             --             --             --           (40,017)        (40,017)
                                       -----------    -----------    -----------    -----------     -----------     -----------

Balances, June 30, 2002                 50,155,000        408,864      1,214,118    (52,738,071)        (33,767)    (51,148,856)

Net loss                                      --             --             --       (9,712,749)           --        (9,712,749)

Other comprehensive loss                      --             --             --             --              (163)           (163)
                                       -----------    -----------    -----------    -----------     -----------     -----------

Balances, June 30, 2003                 50,155,000        408,864      1,214,118    (62,450,820)        (33,930)    (60,861,768)

Net loss                                      --             --             --       (8,756,885)           --        (8,756,885)

Other comprehensive loss                      --             --             --             --              --              --
                                       -----------    -----------    -----------    -----------     -----------     -----------

Balances, June 30, 2004                 50,155,000        408,864      1,214,118    (71,207,705)        (33,930)    (69,618,653)
                                       ===========    ===========    ===========    ===========     ===========     ===========

                            See accompanying notes to these consolidated financial statements



                                           COL CHINA ONLINE INTERNATIONAL INC.
                                          CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                          FOR THE YEAR        FOR THE YEAR
                                                             FOR THE YEAR ENDED               ENDED               ENDED
                                                               JUNE 30, 2004              JUNE 30, 2003       JUNE 30, 2002
                                                    --------------------------------      -------------       -------------
                                                            (US$)               (Rmb)              (Rmb)              (Rmb)
                                                    (Illustrative
                                                            only)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             (1,056,650)        (8,756,885)        (9,712,749)       (17,946,607)
  Adjustments to reconcile net loss to net
   cash used in operating activities:
     Gain on disposal of Wuhan operations                    --                 --             (822,169)              --
     Loss (Gain) on disposal of equipment                  24,940            206,687            (10,300)           860,201
     Minority interest                                       --                 --                 --                 --
     Amortization and depreciation                         73,266            607,189            657,569          4,410,725
     Impairment                                              --                 --                 --            1,565,589
     Provision for doubtful accounts of other
      receivables                                            --                 --              558,265               --
     Change in operating assets and
      liabilities:
       Decrease (increase) in:
       Accounts receivables                                 2,536             21,020            (60,412)          (108,628)
       Other assets                                       (11,627)           (96,355)        (2,045,579)           116,860
       Inventories                                           --                 --               19,840             25,160
       Increase (decrease) in:
       Accounts payable and accrued                                                                                      )
        expenses, and advance deposit received           (133,756)        (1,108,490)           862,156           (159,883
       Taxes payable                                      (11,893)           (98,565)           (70,352)            85,201
       Billings in excess of costs and                                                                                   )
        estimated earnings on
        uncompleted contracts                                --                 --                 --              (86,265
                                                      -----------        -----------        -----------        -----------

     Net cash used in operating activities             (1,113,184)        (9,225,399)       (10,623,731)       (11,237,647)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                  (102,579)          (850,113)          (916,606)          (499,027)
  Sales of equipment and properties                       244,526          2,026,486               --                 --
  Sales of Wuhan operations                                  --                 --              750,000               --
  Net cash acquired in acquisition of COL
  International under reverse acquisition                    --                 --                 --               63,308
  Expenditure on net investment in the lease              (56,982)          (472,232)              --                 --
  Lease payment received                                  119,253            988,293               --                 --
                                                      -----------        -----------        -----------        -----------

     Net cash used in investing activities                204,218          1,692,434           (166,606)          (435,719)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Mortgage loans repayments                              (103,846)          (860,612)          (330,528)          (313,272)
  Advances from Majority Stockholder                      963,074          7,981,379         11,293,424         10,185,433
  Net cash flow from minority stockholders                 (4,184)           (34,675)             7,170            351,627
                                                      -----------        -----------        -----------        -----------

     Net cash provided by financing
      activities                                          855,044          7,086,092         10,970,066         10,223,788
                                                      -----------        -----------        -----------        -----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                      --                 --                 (163)           (40,017)
                                                      -----------        -----------        -----------        -----------

NET INCREASE (DECREASE) INCREASE IN CASH                  (53,922)          (446,873)           179,566         (1,489,595)

CASH, beginning of period                                  66,173            548,405            368,839          1,858,434
                                                      -----------        -----------        -----------        -----------

CASH, end of period                                        12,251            101,532            548,405            368,839
                                                      ===========        ===========        ===========        ===========

NON-CASH INVESTING AND FINANCING
ACTIVITIES:
  Issuance of common stock for acquisition
   of subsidiaries                                           --                 --                 --               67,662
                                                      ===========        ===========        ===========        ===========

CASH PAID FOR INTEREST                                      1,787             14,808             55,379             72,326
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

   For financial reporting purposes, the acquisition of Migration by the Company on September 24, 2001 has been treated as a reverse acquisition. Migration is the continuing entity for financial reporting and the acquisition of the Company is considered a recapitalization and restructuring of Migration. On this basis, the historical financial statements prior to September 24, [2001] represent the financial statements of Migration. The historical shareholders' equity accounts of the Company have been retroactively restated to reflect the issuance of 40,200,000 shares of common stock since inception of Migration and the issuance of 9,955,000 shares of stock upon the merger with the Company.

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

   Migration initially provided marketing and technical services for Internet Service Providers (ISP) and value -added services generally related to the installation of computer network systems (i.e., Local Area Networks or LANs) in the PRC.

   Because the Company's past business model of attempting to be the IT department for small and medium-sized business by offering a broad range of IT services and providing electronic commerce services has not been successful, the Company has developed a new business model. The Company is developing two IT businesses through two divisions. COLConvergence will focus on the providing of internet and telecommunication convergence solutions and COL Interactive will focus on providing customer-specific solutions for the retail industry.

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

   Basis of Accounting - The amounts included in the financial statements are presented in Renminbi ("Rmb") which is COL International's functional currency, unless otherwise indicated as US dollars, because the Company's major operations are primarily located in the PRC. For illustrative purposes, the consolidated balance sheet as of June 30, 2004, consolidated statement of operations, consolidated statement of stockholders' deficiency and consolidated statement of cash flows for the year then ended have been translated into US dollars at approximately 8.2874 Rmb to the dollar, which was the exchange rate at June 30, 2004.

   Concentration of Credit Risk - Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. COL's International accounts receivable include a limited number of customers. Financial instruments that subject the Company to credit risk consist principally of accounts receivable. The Company generally does not require collateral from its customers. Accounts receivable totaled Rmb46,520 and Rmb25,500 (US$3,077) as at June 30, 2003 and 2004, respectively and the Company has made no provision for doubtful accounts for the years ended June 30, 2003 and 2004. The management of the Company performs periodic credit evaluations on its customers' financial condition and believes that an allowance for doubtful accounts is sufficient.

   Included in the other receivables was an amount of Rmb558,265 and Rmb0 (US$0) as of June 30, 2003 and 2004 respectively being advance to a company controlled by Mr. Justin Jencks, the chief operating officer (`COO") of the Company. Prior to Mr. Jencks becoming the Company's COO, COL intended to acquire his company which was engaged in provision of technical support for internet marketing business. Rmb558,265 and Rmb0 (US$0) was then advanced to Mr. Jenck's company in 2003 and 2004 respectively for its operation use. However, due to adverse market condition, COL abandoned its plan of acquisition and, instead, hired Mr. Jencks as the chief operating officer and consultant. These advances were then written off. Mr. Jencks resigned as COO in August 2004.

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

   During the fiscal year 2004, most of COL International's operations were focused in Shanghai.

                       COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Cash Equivalents - COL International considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

   Prepayment - Prepayments totaled Rmb1,504,354 and Rmb0 (US$0) as at June 30, 2003 and 2004 represents a prepayment for the acquisition of computer equipment. The computer equipment is for rental purpose upon delivery from supplier. The Company received the computer equipment and disclosed in net investment in the lease in the consolidated balance sheet.

   Property, Office Space and Equipment - Property, office space and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful life of the assets, generally twenty years for property, three years for computer equipment and five years for office space and other equipment. Repairs and maintenance are charged to expense as incurred. Material expenditures, which increase the life of an asset, are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of equipment sold, or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the accounts, and any gains or losses are reflected in current operations. Depreciation and impairment expense charged to operations was Rmb4,410,725, Rmb657,569 and Rmb607,189 (US$73,266) for the years ended June 30, 2002, 2003 and 2004 respectively.

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

   Research and Development - All cost of research and development activities are expensed as incurred.

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

                       COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

   Services commission revenue is recognized in the period in which the service is rendered.

   In-store advertising revenue is recognized in the period in which the advertising service is rendered.

   Business services revenue includes fees for subscription-based hosting services and membership programs. Revenues are recognized in the period in which the service is rendered.

   Transaction fee is generated from the sale of merchandise placed on the websites and is recognized when the service is rendered.

   Intangibles and Goodwill - Intangibles represent the amount paid for the rights to market certain internet provider services and the rights to use the name "COL China Online". This amount was amortized, using the straight-line method, over its estimated useful life of five years. Amortization expenses was Rmb1,833,337 and Rmb2,000,004 for the eleven months ended June 30, 2000 and the year ended June 30, 2001 respectively. Impairment loss had been fully provided for the net book value of Rmb5,999,992 for the year ended June 30, 2002.

   Goodwill recognized in acquisitions accounted for as purchases was amortized on a straight-line basis over a 5-year period. Amortization expense was Rmb212,652 for the year ended June 30, 2002. Impairment loss had been fully provided for the net book value of Rmb947,268 for the year ended June 30, 2002.

   Therefore, there was no amortization expenses for intangibles and goodwill for the years ended June 30, 2003 and 2004.

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

                       COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

   Pursuant to the Company's 2000 Stock Option Plan, options may be granted to purchase an aggregate of 4,000,000 shares of common stock to key employees and other persons who have or are contributing to the Company's success. As of June 30, 2004, no options had been granted under the 2000 plan.

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

   Capital leases - Leases are classified as capital lease whenever the terms of the lease transfer substantially all the risks and rewards of ownership to the leasee.

   Amounts due from leasees under capital leases are recorded as receivables at the amount of the Company's net investment in the leases. Capital lease income is allocated to accounting periods so as to reflect to a constant periodic rate of return on the Company's net investment outstanding in respect of the leases.

   Operating leases - Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Rental receivables under operating leases are recognized as income on the straight-line basis over the lease terms.

                       COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

   Recent Accounting Pronouncements - There are no new accounting pronouncements for which adoption is expected to have a material effect on the Company's financial statements.


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

   On July 5 2002, COL International entered into a sales and purchase agreement with a third party to sell the Company's Wuhan operations for an aggregate sales price of Rmb750,000. The sale includes the entire ownership of Wuhan Education Net and accounts receivables of Wuhan branch of the Joint Venture. The transaction resulted in a net gain of approximately Rmb385,690 and has been recognized in the fiscal year ended June 30, 2003. In addition, the Company has reversed the provision for staff welfare for Wuhan operations of Rmb436,479, resulting in a total gain of Rmb822,169. The decision to sell the business of Wuhan branch was made after consideration of the past unsatisfactory operating results of the branch.

   A second agreement with the minority stockholder grants the Joint Venture access to the "COL China Online" brand name and network to allow the Joint Venture to provide enhanced and value added services related to Internet. Under this agreement, the Joint Venture is not required to share revenues from these services with the minority stockholder. The Joint Venture paid the minority stockholder Rmb7,000,000 for these rights. Amortization and impairment loss has been fully provided for the amount since the year ended June 30, 2002.

                       COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

4. Equity Joint Venture (cont'd)
   --------------------

   In addition, the Joint Venture entered into agreement with its minority stockholder, whereby the minority stockholder provides services to the Joint Venture at a monthly management charge of Rmb15,000 through the term of the Joint Venture. This agreement was mutually terminated at the end of September 2002. Under another agreement, the Joint Venture bears telecommunication costs relating to ISP operations up to a stipulated capacity and the minority interest stockholder pays for the costs of transmission capacity in excess of this amount. This agreement was also mutually terminated at the end of December 2003. Amounts received from/paid to the minority stockholder are as follows:

                                                                               FOR THE          FOR THE
                                           FOR THE YEAR ENDED                 YEAR ENDED        YEAR ENDED
                                              JUNE 30, 2004                  JUNE 30, 2003    JULY 31, 2002
                                      ----------------------------
                                           (US$)              (Rmb)               (Rmb)                (Rmb)
                                  (Illustrative
                                          Only)
Received from:
Marketing and value added
  service fee income                      5,278              43,741             484,941             431,405
                                      =========           =========           =========           =========

Paid to:
Management fee expense                     --                  --                  --                45,000
Telecommunication expense                14,480             120,000           1,100,882           1,021,096
                                      ---------           ---------           ---------           ---------

                                         14,480             120,000           1,100,882           1,066,096
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

   Migration entered into an agreement with certain independent third parties to acquire 70% equity interests of Shangyi, a company incorporated in the PRC during the fiscal year of 2000. Shangyi and its predecessor entity have developed a website ("Construction Net") to facilitate the sale of construction materials in the PRC. This acquisition was completed on July 31, 2000. However, there is no active business activities carried out by Shangyi.

                      COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6. Accounts Receivable
   -------------------
   The following information summarizes accounts receivable at:

                                                     JUNE 30, 2004                     JUNE 30, 2003
                                         ---------------------------------             -------------
                                                  (US$)               (Rmb)                (Rmb)
                                        (Illustrative
                                                Only)

Trade receivables                               3,077               25,500               46,520
Less: Allowance for doubtful accounts            --                   --                   --
                                               ------               ------               ------

                                                3,077               25,500               46,520
                                               ======               ======               ======


7. Prepaid expenses and other receivables
   --------------------------------------

   The following information summarizes prepaid expenses and other receivables at:

                                                         JUNE 30, 2004                    JUNE 30, 2003
                                            -----------------------------------           -------------
                                                     (US$)                 (Rmb)                 (Rmb)
                                           (Illustrative
                                                   Only)

Rental deposit                                     32,373               268,292               225,932
Other receivables                                  15,447               128,015               796,910
                                               ----------            ----------            ----------

                                                   47,820               396,307             1,022,842

Less: Allowance for doubtful accounts                --                    --                (722,890)
                                               ----------            ----------            ----------

                                                   47,820               396,307               299,952
                                               ==========            ==========            ==========

   Included in the other receivables was Rmb558,265 and Rmb0 (US$0) as of June 30, 2003 and 2004 respectively represents advance to a Company controlled by Mr. Justin Jencks, the chief operating officer of the Company in connection with a plan of the Company to acquire that company. However, the Company abandoned the plan of acquisition and then the advance were written off.

                      COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8. Property, Office Space and Equipment
   ------------------------------------

   Property, office space and equipment consists of the following:

                                                        June 30, 2004                   June 30, 2003
                                           ------------------------------------         -------------
                                                    (US$)                 (Rmb)                 (Rmb)
                                           (Illustrative
                                                   Only)

Properties                                           --                    --               2,548,699
Vehicles                                           40,478               335,458               228,000
Computer equipment                                730,361             6,052,790             5,751,535
Computer software                                 556,594             4,612,721             4,612,721
Office furniture                                   27,093               224,530               224,530
Other equipment                                   228,488             1,893,569             1,876,669
                                              -----------           -----------           -----------

                                                1,583,014            13,119,068            15,242,154
Less :  Accumulated depreciation and
          amortization                         (1,184,434)           (9,815,875)           (9,957,932)
Less :  Impairment loss                          (190,024)           (1,574,810)           (1,565,590)
                                              -----------           -----------           -----------

                                                  208,556             1,728,383             3,718,632
                                              ===========           ===========           ===========

   All computer software was purchased from third parties.

   The major assets disposed during the year represent two properties in Wuhan, PRC and one motor vehicle and resulted in net loss on disposal of Rmb206,687 (US$24,940).


9. Mortgage Loans Payable
   ----------------------

   During fiscal 2000, the Joint Venture purchased a staff quarter in Wuhan, PRC for Rmb522,444. In connection with this purchase, the Joint Venture entered into a mortgage agreement for Rmb300,000, which has an outstanding balance of Rmb180,205 as of June 30, 2003. The Joint Venture is required to make a monthly payment for 5 years starting from 2002 with interest at an annual rate of 5.5%. This debt is guaranteed by the general manager of the Wuhan branch. During the year, the staff quarter was sold and the connected mortgage loan was repaid.

                      COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Mortgage Loans Payable (cont'd)
   ----------------------
   The Joint Venture also purchased its office in Wuhan, PRC for Rmb2,026,255 and has a related obligation for Rmb1,500,000. In December 2000, the Joint Venture entered into a supplemental agreement with the seller of the property whereby a further down-payment of Rmb110,000 was paid in early January 2002 and the remaining balance of Rmb1,390,000 plus the accrued interest at the rate of 5.31% per annum are to be repaid by a monthly installment of Rmb26,428 for 5 years during the period from January 2002 to December 2005. Therefore, as of June 30, 2002, the Rmb1,500,000 is reflected as a current liability, but as of June 30, 2003, this loan is classified as long-term. During the year, the office was sold and the remaining balance of related obligation was transferred and borne by the buyer.


10. Payable To/(Received From) Related Parties
    ------------------------------------------
                                                                 June 30, 2004                June 30, 2003
                                                    ----------------------------------        -------------
                                                             (US$)                (Rmb)               (Rmb)
                                                    (Illustrative
                                                           Only)

Minority stockholder of Joint Venture                      (3,319)             (27,505)               7,170
Minority stockholder of Shangyi                            25,902              214,660              214,660
Majority stockholder of COL International (Note a)      8,574,371           71,059,244           63,077,805

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

          During the year, Honview has undertaken to make available adequate funds to COL International as and when required to maintain COL International as a going concern.

                      COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Commitments and Contingencies
    -----------------------------

     i) Operating Leases Payable - As of June 30, 2004, COL International has the following non-cancelable lease commitments for the year ending June 30:

                                                          June 30, 2004
                                            ------------------------------------
                                                    (US$)                  (Rmb)
                                           (Illustrative
                                                   Only)

          2005                                   107,287                 889,128
          2006                                    44,875                 371,898
          2007                                     1,086                   9,000
                                               ---------               ---------

                                                 153,248               1,270,026
                                               =========               =========

          Rent expense charged to operations was Rmb962,599, Rmb1,051,361 and Rmb1,147,228 (US$138,430) for the years ended June 30, 2002, 2003 and
          2004 respectively.

     ii)  Capital expenditure commitments
          --------------------------------
                                                     As of June 30, 2004
                                           ------------------------------------
                                                   (US$)                   (Rmb)
                                          (Illustrative
                                                   Only)
          Contracted but not provided net
           of deposits paid in the
           financial statements                   52,267                433,160
                                               =========              ==========

          Authorized but not contracted for        --                       --
                                               =========              ==========

     iii) Capital lease
          -------------

          The following lists the components of the net investment in capital lease:

                                                   As of June 30, 2004
                                            ------------------------------------
                                                   (US$)                   (Rmb)
                                           (Illustrative
                                                   Only)

          Net minimum lease payments
           receivable within 1 year              135,976              1,126,888
          Less:    Unearned income                16,724                138,595
                                               ---------              ----------

          Net investment in the lease            119,252                988,293
                                               =========              ==========

                      COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

11. Commitments and Contingencies (cont'd)
    ----------------------------

     iv) Stock Option Plan - The Company has set up a stock option plan (the "Stock Option plan"), which the Company may grant options to key employees and other persons to purchase an aggregate of 4,000,000 shares of common stock. The options granted pursuant to the Stock Option Plan may be either incentive options qualifying for beneficial tax treatment for the recipient, or non-qualified options. The terms of the Stock Option Plan concerning incentive options and non-qualified options are substantially the same except that only the Company's or its subsidiaries' employees are eligible for incentive options, and other individuals are eligible for non-qualified options. With respect to options granted to persons other than outside directors, the Stock Option Plan is administered by an Option Committee that determines the terms of the options subject to the requirements of the Stock Option Plan.

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

   Migration operates in Hong Kong where the statutory tax rate is 17.5% (2003:
   16%) on assessable income arising in Hong Kong. Migration is exempt from any BVI income taxes under BVI International Business Act for its operations being located only in Hong Kong.

   As of June 30, 2004, COL International has a net operating loss (NOL) carryforward for tax reporting purposes in the PRC of approximately Rmb54,000,000 (US$6,515,916). Under PRC taxation laws, NOL of each year can only be carried forward for a maximum of 5 years.

   Deferred income taxes are provided for differences between the tax and book basis of assets and liabilities as a result of temporary differences in the recognition of revenues or expenses for tax and financial reporting purposes, which relates primarily to certain items not currently deductible for tax purposes until paid.

                      COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

12. Taxes (cont'd)
    -----
   Deferred tax assets resulting from these differences, consist of the following:

                                           Hong Kong                                         PRC
                                           ---------                                         ---
                                           June 30,                                       June 30,
                                 ----------------------------       -------------------------------------------------
                                      2004               2003               2004              2004                2003
                                      (Rmb)              (Rmb)              (US$)             (Rmb)               (Rmb)
                                                                   (Illustrative
                                                                           only)

Net operating loss carry
  forwards                              --                --           2,014,116         16,691,786         13,050,627
Other                                   --                --             127,956          1,060,419          6,994,537
                                 -----------       -----------       -----------        -----------        -----------

Deferred tax assets                     --                --           2,142,072         17,752,205         20,045,164

Less: Valuation allowance               --                --          (2,142,072)       (17,752,205)       (20,045,164)
                                 -----------       -----------       -----------        -----------        -----------
                                        --                --                --                 --                 --
                                 ===========       ===========       ===========        ===========        ===========

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


13. Major Customers
    ---------------

   The following customers totaled more than 10% of sales:

                                                       Year ended June 30
                                                  -----------------------------
                                                   2004       2003         2002

 A                                                  0%         0%          12%
 B (minority stockholder in the Joint Venture)      13%       46%          22%
 C                                                  37%        0%           0%
 D                                                  0%        46%           0%
 E                                                  0%         0%          52%
 F                                                  38%        0%           0%
 G                                                  12%        0%           0%


14. Related Party Transactions
    --------------------------

   During the year, the Company received rental income from a company subject to common significant influence for an amount of Rmb90,000 and Rmb150,000 (US$18,100) for the years ended June 2003 and 2004 respectively.