Form 10QSB
period 2004-09-30
COL CHINA ONLINE INTERNATIONAL INC
filed 2004-11-16
CIK 1114274

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                             ---------------------

                                  FORM 10 - QSB

                             ---------------------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(d) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                                    333-39208
                                    ---------
                            (Commission File Number)

                For the quarterly period ended September 30, 2004

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

As of September 30, 2004, the Registrant had outstanding 50,155,000 shares of its common stock, par value $.001.

Transitional Small Business Disclosure Format (Check One):
Yes         No    X
    -------    -------

================================================================================

                       COL China Online International Inc.


                                   FORM 10-QSB

                               September 30, 2004

                                Table of Contents

                                                                        Page No.

PART I.  FINANCIAL INFORMATION

Item 1    Financial Statements:

          Condensed Consolidated Balance Sheets as of September 30,
            2004 (unaudited) and June 30, 2004                               1

          Condensed Consolidated Statements of Operations for the
            three months ended September 30, 2004 and 2003 (unaudited)       2

          Condensed Consolidated Statements of Cash Flows for the
            three months ended September 30, 2004 and 2003 (unaudited)       3

          Notes to Condensed Consolidated Financial Statements               4

Item 2    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                        6

Item 3    Controls and Procedures                                           11


PART II.  OTHER INFORMATION

Item 6    Exhibits                                                          12



Signature Page
Exhibit 31 Certifications
Exhibit 32 Certifications


                                      PART I FINANCIAL INFORMATION

Item 1   Financial Statements

                                   COL CHINA ONLINE INTERNATIONAL INC.
                                  CONDENSED CONSOLIDATED BALANCE SHEETS


                                                               JUNE 30, 2004  SEPTEMBER 30, 2004 (unaudited)
                                                               -------------  ------------------------------
                                                                   (Rmb)          (Rmb)          (US$)
                                                                                             (Illustrative
                                                                                                 Only)
Assets
CURRENT ASSETS:
    Cash                                                            101,532        340,566         41,094
    Accounts receivable, net of an allowance for doubtful
         accounts                                                    25,500         72,900          8,797
    Prepaid expense and other receivables                           396,307        385,915         46,567
    Net investment in the lease                                     988,293        741,220         89,439
                                                                -----------    -----------    -----------

             Total current assets                                 1,511,632      1,540,601        185,897

PROPERTY, OFFICE SPACE AND EQUIPMENT, net of accumulated
    depreciation and impairment of Rmb10,048,950
    (US$1,212,558) and Rmb1,515,019 (US$182,810),
    respectively                                                  1,728,383      1,587,088        191,506
                                                                -----------    -----------    -----------

TOTAL ASSETS                                                      3,240,015      3,127,689        377,403
                                                                ===========    ===========    ===========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                         1,202,312      1,358,541        163,928
    Advance deposit received                                        317,980        317,980         38,369
    Due to a minority stockholder                                   187,155        214,660         25,902
    Taxes payable                                                    91,977        138,537         16,717
                                                                -----------    -----------    -----------

             Total current liabilities                            1,799,424      2,029,718        244,916

NOTES PAYABLE:
    Majority Stockholder                                         71,059,244     73,190,561      8,831,547

STOCKHOLDERS' DEFICIENCY:
    Preferred stock, US$0.001 par value, 5,000,000 shares
         authorized, none outstanding
    Common stock, US$0.001 par value, 100,000,000 shares
         authorized, 50,155,000 shares issued and outstanding       408,864        408,864         50,155
    Additional paid-in capital                                    1,214,118      1,214,118        146,507
    Accumulated deficit                                         (71,207,705)   (73,681,642)    (8,891,544)
    Other comprehensive loss                                        (33,930)       (33,930)        (4,178)
                                                                -----------    -----------    -----------

             Total stockholders' deficiency                     (69,618,653)   (72,092,590)    (8,699,060)
                                                                -----------    -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                    3,240,015      3,127,689        377,403
                                                                ===========    ===========    ===========


              See accompanying notes to these condensed consolidated financial statements.


                          COL CHINA ONLINE INTERNATIONAL INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                FOR THE THREE MONTHS ENDED
                                      -------------------------------------------------
                                      SEPTEMBER 30, 2003        SEPTEMBER 30, 2004
                                      ------------------    ---------------------------
                                                (Rmb)          (Rmb)          (US$)
                                                                          (Illustrative
                                                                              Only)

NET REVENUES:
    Marketing fees, minority stockholder          57,286           --             --
    Telecommunication                               --          160,078         19,316
                                             -----------    -----------    -----------

         Total revenues                           57,286        160,078         19,316

COST OF SALES:
    Telecommunication                            165,928         82,814          9,993
                                             -----------    -----------    -----------

    Gross margin                                (108,642)        77,264          9,323

OPERATING EXPENSES:
    General and administrative                 1,945,732      2,413,859        291,269
    Amortization and depreciation                176,490        173,285         20,909
                                             -----------    -----------    -----------

         Total operating expenses              2,122,222      2,587,144        312,178
                                             -----------    -----------    -----------

OPERATING LOSS                                (2,230,864)    (2,509,880)      (302,855)

    Rental income                                 54,000           --             --
    Other income                                  34,673         35,943          4,337
                                             -----------    -----------    -----------

LOSS BEFORE MINORITY INTEREST                 (2,142,191)    (2,473,937)      (298,518)

    Minority interest                               --             --             --
                                             -----------    -----------    -----------

NET LOSS                                      (2,142,191)    (2,473,937)      (298,518)
                                             ===========    ===========    ===========

OTHER COMPREHENSIVE GAIN                              29           --             --
                                             -----------    -----------    -----------

COMPREHENSIVE LOSSES                          (2,142,162)    (2,473,937)      (298,518)
                                             ===========    ===========    ===========

BASIC AND FULLY DILUTED NET LOSS PER SHARE         (0.04)         (0.05)        (0.006)
                                             ===========    ===========    ===========

WEIGHTED AVERAGE COMMON SHARES                50,155,000     50,155,000     50,155,000
                                             ===========    ===========    ===========



     See accompanying notes to these condensed consolidated financial statements.



                               COL CHINA ONLINE INTERNATIONAL INC.
                   CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                              FOR THE THREE MONTHS ENDED
                                                    ----------------------------------------------
                                                    SEPTEMBER 30, 2003       SEPTEMBER 30, 2004
                                                    ------------------     -----------------------
                                                               (Rmb)         (Rmb)        (US$)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                               (2,142,191)   (2,473,937)     (298,518)
     Adjustments to reconcile net loss to net cash used
      in operating activities:
         Loss on disposal of equipment                            --          15,100         1,822
         Amortization and depreciation                         176,490       173,285        20,909
         Bad debts written off                                  17,713          --            --
         Change in operating assets and liabilities:
           Increase in:
              Accounts receivables                             (56,856)      (47,400)       (5,720)
              Other assets                                    (471,426)       10,392         1,254
           (Decrease) Increase in:
              Accounts payable and accrued expenses,
                and advance deposit received                  (752,255)      156,229        18,851
              Taxes payable                                     (1,860)       46,560         5,619
                                                            ----------    ----------    ----------

         Net cash used in operating activities              (3,230,385)   (2,119,771)     (255,783)
                                                            ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment                                     (24,794)      (47,090)       (5,682)
     Lease payments received                                      --         247,073        29,813
                                                            ----------    ----------    ----------

         Net cash (used) provided in investing activities      (24,794)      199,983        24,131
                                                            ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Mortgage loans repayments                                 (85,416)         --            --
     Advances from Majority Stockholder                      3,025,372     2,131,317       257,176
     Minority stockholders interest and advance                 (7,172)       27,505         3,319
                                                            ----------    ----------    ----------

         Net cash provided by financing activities           2,932,784     2,158,822       260,495
                                                            ----------    ----------    ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                             29          --            --
                                                            ----------    ----------    ----------

NET (DECREASE) INCREASE IN CASH                               (322,366)      239,034        28,843

CASH, beginning of period                                      548,405       101,532        12,251
                                                            ----------    ----------    ----------

CASH, end of period                                            226,039       340,566        41,094
                                                            ==========    ==========    ==========


CASH PAID FOR INTEREST                                          10,983          --            --
                                                            ==========    ==========    ==========


        See accompanying notes to these condensed consolidated financial statements.

                                        Page 3

                       COL CHINA ONLINE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Company Organization and Operations
     -----------------------------------

     Nature of Operations - COL China Online International Inc. ("COL International" or the "Company") was incorporated as a Delaware corporation on February 22, 2000, for the purpose of acquiring and conducting the engineering services and internet related business of Migration Developments Limited, a British Virgin Islands Company ("Migration") and raising equity capital to be utilized in the business of Migration. Prior to the acquisition of Migration, the Company was considered to be in the development stage, due to its limited operations and lack of revenues.

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

     Because the Company's past business model of attempting to be the IT department for small and medium-sized businesses by offering a broad range of IT services and providing electronic commerce services has not been successful, the Company has developed a new business model. The Company is developing two IT business through two divisions. COL Convergence will focus on the providing of internet and telecommunication convergence solutions and COL Interactive will focus on providing customer-specific solutions for the retail industry.

                       COL CHINA ONLINE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2.   Basis of Presentation
     ---------------------

     The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements have been prepared on the same basis as the annual financial statements. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004 which was filed October 13, 2004. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2004 and the results of its operations and cash flows for the quarter then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

     The amounts included in the financial statements are presented in Renminbi ("Rmb") which is COL International's functional currency, unless otherwise indicated as US dollars, because COL International's operations are primarily located in the PRC. For illustrative purposes, the condensed consolidated balance sheet as September 30, 2004 and condensed consolidated statement of operations for the three months ended September 30, 2004 and condensed consolidated statement of cash flows for the three months ended September 30, 2004 have been translated into US dollars at approximately
     8.2870 Rmb to the dollar, which was the exchange rate at September 30, 2004.


3.   Comprehensive Income Loss
     -------------------------

     The Company accounts for comprehensive income (loss) in accordance with SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined therein, refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. Accumulated other comprehensive loss for the quarter and three months period ended September 30, 2004, respectively, represented foreign currency translation adjustments.


4.   Net Loss Per Share
     ------------------

     Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding.

     Pursuant to the Company's 2000 Stock Option Plan, options may be granted to purchase an aggregate of 4,000,000 shares of common stock to key employees and other persons who have or are contributing to the Company's success. As of September 30, 2004, no options had been granted under the 2000 plan.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


This document contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. When used in this document, the words "expects", "anticipates", "intends" and "plans" and similar expressions are intended to identify certain of these forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed in this document. Factors that could cause or contribute to such difference include those discussed below and in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004.


Overview

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

Going concern - The ability of COL International to continue operations as a going concern is dependent upon continued support from Honview International Limited ("Honview"), a former shareholder of Migration, which is now a major stockholder of COL International and Migration achieve profitable operations and/or additional funds are raised in future private and public offerings.

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

Migration initially provided marketing and technical services for Internet Service Providers ("ISP") and value - added services generally relate to the installation of computer network systems (i.e., Local Area Networks or LANs) in the PRC.

Plan of Operations - Because the Company's past business model was not successful the Company has developed a new business model. The Company is developing two IT business ("COL Convergence" and "COL Interactive"). COL Convergence will focus on the provision of internet and telecommunication convergence solutions and COL Interactive will focus on providing customer-specific solutions for the retail industry.

     As of January 1, 2004, all assets and operations unrelated to the business of COL Convergence and COL Interactive have been disposed of.

COL Convergence Business Overview
---------------------------------

COL Convergence ("COLc") intends to develop as a leading provider of communication services offering tailored solutions to multinational companies in China.

The mission of COLc is to help its customers obtain the communication environment they need to be able to compete on the highest levels. After a custom-made plan is developed for each client, COLc plans to deploy and manage the technology with its experienced staff of engineers and managers.

COLc is currently discussing possible business engagements with a number of telecommunication network providers.

COL Interactive Business Overview
---------------------------------

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

In-store advertising has the strongest influence over the in-store purchase decision and impulse buy. COLi plans to take traditional in-store advertisement to the next stage by implementing and integrating its multimedia and interactive technologies.

COLi intends to partner with leading retail groups in the region and is currently negotiating with one of China's largest retail chain stores and a convenience store chain.

The Company has a negative cash flows from operating activities and is seeking additional financing in order to satisfy its cash requirements. The Company anticipates that it will require approximately Rmb6,000,000 (or approximately US$724,000) in financing during the current year to satisfy its cash requirements. COL International, through its Migration subsidiary, currently employs approximately 30 employees in China. The Company may recruit more staff should its plan of operations prove successful, of which there is no assurance.

We anticipate purchases of equipment amounting up to approximately Rmb500,000 (or approximately US$61,000) in the current year in order to implement the Company's new business plan.

Results of Operations

Revenues for the three months ended September 30, 2004 represented telecommunication services revenue of Rmb160,078 (US$19,316) but the Company has no revenue generated from telecommunication services for the three months ended September 30, 2003. The Company has marketing fees received from Shenzhen Rayes Group Co., Ltd. of Rmb57,286 for the three months ended September 30, 2003 but no revenues were derived from the three months ended September 30, 2004.

The Company contracted with a telecommunication services company selling IDD (IP phone) to end-users and receives telecommunication services commission income from the agent, which is a percentage of monthly usage end-users.

During the quarter, the Company contracted with Railcomm Internet for the installation and promotion of inter-call services. The Company received income from end-users for the installation services provided and commission from Railcomm, which is a percentage of monthly usage end-users.

The Company also contracted with a supermarket, which allowed COL International to install projectors in its shops. In-store advertising income will eventually be derived from projecting advertising programs from the projectors installed in supermarkets. The real operation has not been commenced, and no revenue was derived from advertising.

The ISP services business was terminated and transferred to a third party in September 2003. No revenue was derived from advertising upon the termination. In the past, marketing fees were related to the Joint Venture's share of 50 percent of the revenues generated from ISP services owned by a minority shareholder, Rayes Group, and computer hosting of web sites for customers.

In connection with these services, the Company has an agreement with Rayes Group to reimburse Rayes Group for its actual transmission (i.e., telephone line) costs, provided that Rayes Group will pay all incremental costs related to expansion of the telecommunications facilities related to the ISP operations.

These amounts totaled Rmb165,928 and Rmb82,814 (US$9,993) for the three months period ended September 30, 2003 and 2004, respectively. The Joint Venture has no long-term commitments in connection with its telecommunication costs other than management fees payable to the Rayes Group for providing services. The decrease in telecommunication costs is primarily due to the ceasing of the Company's related ISP business.

Other income for the three months period ended September 30, 2004 was Rmb35,943 (US$4,337) as compared to Rmb34,673 for the three months period ended September 30, 2003. "Other income" primarily represents interest income and miscellaneous income.

Starting from 2003, the Company purchased and leased out a system of computer network and software for generating lease income, the cost of the system is approximately Rmb1,976,000 (US$238,456) and has been recorded in net investment in the lease of Rmb741,220 (US$89,439) in the Company's condensed consolidated balance sheet as of September 30, 2004. The relevant lease income for the three months period of September 30, 2003 and 2004 was Rmb34,648 and Rmb34,648 (US$4,181), respectively.

General and administrative costs include salaries, rent, travel and other overhead costs. For the three months ended September 30, 2003 and 2004, general and administrative costs totaled Rmb1,945,732 and Rmb2,100,059 (US$253,404), respectively. The increase represented the research and development cost of Rmb395,248 (US$47,693). The Company did not incur any research and development costs during the three months ended September 30, 2003.

Amortization and depreciation expense for the three months ended September 30, 2003 and 2004 was Rmb176,490 and Rmb173,285 (US$20,909), respectively. The decrease is due to some fixed assets fully depreciated in last year.

The Company has not recognized any future tax benefits resulting from its operating losses due to the uncertainty of future realization.

No share of loss has been absorbed by minority shareholder for the three months ended September 30, 2004 as its initial capital contribution was fully absorbed.

The above has resulted in net losses of Rmb2,142,191 and Rmb2,160,137 (US$260,653) for the three months ended September 30, 2003 and 2004, respectively. The Company expects to continue to incur losses until its services are more fully developed and accepted in China.

Liquidity and Capital Resources

COL's ability to continue operations is currently dependent upon continuing financial support from its majority stockholder. As of September 30, 2004 and June 30, 2004, the Company had a negative working capital of Rmb175,317 (US$21,154) and negative working capital of Rmb287,792 respectively. As of September 30, 2004, advances from the majority stockholder totaled Rmb73,190,561 (US$8,831,547). The Company's management believes the majority stockholder will continue to provide financial support to the Company, although the majority stockholder's agreement with the Company to provide financial support up to US$8 million expired January 1, 2004.

Cash used in operating activities for the three months ended September 30, 2004 was Rmb2,108,175 (US$254,384) as compared with Rmb3,230,385 for the three months ended September 30, 2003. The cash used in operations was to fund operating losses of Rmb2,142,191 and Rmb2,160,137 (US$260,653), generally offset by non-cash expenses related to amortization and depreciation of Rmb176,490 and Rmb173,285 (US$20,909) for the three months ended September 30, 2003 and 2004, respectively.

Cash provided for investing activities for the three months ended September 30, 2004 was Rmb199,983 (US$24,131) as compared to cash used in investing activities of Rmb24,794 for the three months ended September 30, 2003. During the quarter, the Company received Rmb247,073 (US$29,813) from the lease of computer equipment and software.

Cash flows from financing activities have generally come from advances by the majority stockholder of the Company. During the three months ended September 30, 2003 and 2004, the majority stockholder has advanced Rmb3,025,372 and Rmb2,131,317 (US$257,176), respectively.

Critical Accounting Policies

The Company's significant accounting policies are described in note 2 to the financial statements for three months ended September 30, 2003 and 2004 included in the Company's Form 10-KSB in the accompanying financial statements and notes to consolidated financial statements. The Company believes its most critical accounting policies include accounting for provision for doubtful debts and impairment loss provision.

No provision for impairment loss on fixed assets and net investment in the lease is made for the three months ended September 30, 2004, because the carrying value of fixed assets, net of accumulated depreciation and impairment of Rmb10,048,950 (US$1,212,558) and Rmb1,515,019 (US$182,810), respectively, and the carrying value of net investment in the lease are stated at its recoverable amount at the period-end date estimated by the management.

Item 3   Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with participation of the Company's management, including our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14(c) under the Securities Exchange Act of 1934). Based on his evaluation, as of September 30, 2004, our Chief Executive Officer/Chief Financial Officer has concluded that disclosure controls and procedures are, to the best of his knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of his evaluation, there were not significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


                           PART II - OTHER INFORMATION

Item 1   Legal Proceedings

         None

Item 2   Unregistered Sales of Equity securities and Use of Proceeds

         None

Item 3   Defaults Upon Senior Securities

         None

Item 4   Submission of Matters to a Vote of Security Holders

         None

Item 5   Other Information

         None

Item 6.  Exhibits And Reports

         Exhibits.
         ---------

              Exhibit No.     Description
              -----------     -----------

                 3.1 Certificate Of Incorporation filed with the Delaware Secretary Of State effective as of February 22, 2000 (2)

                 3.2 Certificate Of Amendment To The Certificate Of Incorporation filed with the Delaware Secretary Of State effective as of April 3, 2000 (2)

                 3.3          Amended And Restated Bylaws (3)

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

          -------------------
          (1)  Translated into English from Chinese.

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

                                           COL CHINA ONLINE INTERNATIONAL INC.


Date:  November 15, 2004                   By: /s/ Chi Keung Wong
                                           -------------------------------------
                                           Chi Keung Wong
                                           Chief Executive Officer and
                                           Chief Financial Officer