Form 10QSB
period 2004-12-31
COL CHINA ONLINE INTERNATIONAL INC
filed 2005-02-22
CIK 1114274

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

                                    333-39208
                             ----------------------
                            (Commission File Number)

                For the quarterly period ended December 31, 2004

                       COL China Online International Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

             Delaware                                    52-2224845
   ------------------------------            ----------------------------------
  (State or other jurisdiction of           (IRS Employer Identification Number)
          incorporation)

                       3176 South Peoria Court, Suite 100
                             Aurora, Colorado, 80014
            ---------------------------------------------------------
           (Address of principal executive offices including zip code)


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

As of December 31, 2004, the Registrant had outstanding 50,155,000 shares of its common stock, par value $.001.

Transitional Small Business Disclosure Format (Check One):
Yes       No   X
    -----    -----

================================================================================

                       COL China Online International Inc.


                                   FORM 10-QSB

                                December 31, 2004

                                Table of Contents

                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

Item 1    Financial Statements:
          Condensed Consolidated Balance Sheets as of December 31, 2004
            (unaudited) and June 30, 2004                                     2

          Condensed Consolidated Statements of Operations for the six
            months ended December 31, 2004 and 2003 (unaudited)               3

          Condensed Consolidated Statements of Cash Flows for the six
            months ended December 31, 2004 and 2003 (unaudited)               5

          Notes to Condensed Consolidated Financial Statements                6

Item 2    Management's Discussion and Analysis of Financial Condition
            and Results of Operations                                         8

Item 3    Controls and Procedures                                             13


PART II.  OTHER INFORMATION

Item 1    Legal Proceedings                                                   13

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds         13

Item 3    Defaults Upon Senior Securities                                     13

Item 4    Submissions of Matters to a Vote of Security Holders                13

Item 6    Exhibits                                                            13


Signature Page                                                                15

Exhibit 31 Certifications
Exhibit 32 Certifications



                          PART I FINANCIAL INFORMATION

Item 1   Financial Statements


                       COL CHINA ONLINE INTERNATIONAL INC.
                      CONDENSED CONSOLIDATED BALANCE SHEETS


                                                              JUNE 30,
                                                                2004      DECEMBER 31, 2004 (unaudited)
                                                            -----------    --------------------------
                                                               (Rmb)           (Rmb)           (US$)
                                                                                    (Illustrative Only)
Assets

CURRENT ASSETS:
    Cash                                                        101,532        250,971         30,283
    Accounts receivable, net of an allowance for doubtful
         accounts                                                25,500         17,850          2,155
    Prepaid expense and other receivables                       396,307        448,231         54,086
     Net investment in the lease                                988,293        494,147         59,626
                                                            -----------    -----------    -----------

             Total current assets                             1,511,632      1,211,199        146,150

PROPERTY, OFFICE SPACE AND EQUIPMENT, net of
   accumulated depreciation and impairment of Rmb
   10,222,236 (US$1,233,467) and Rmb 1,515,019
      (US$ 182,810), respectively                             1,728,383      1,413,802        170,597
                                                            -----------    -----------    -----------

TOTAL ASSETS                                                  3,240,015      2,625,001        316,747
                                                            ===========    ===========    ===========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                     1,202,312        744,704         89,859
    Advance deposit received                                    317,980        317,980         38,369
    Due to a minority stockholder                               187,155        214,660         25,902
    Taxes payable                                                91,977        205,432         24,788
                                                            -----------    -----------    -----------

             Total current liabilities                        1,799,424      1,482,776        178,918

NOTES PAYABLE:
    Majority Stockholder                                     71,059,244     74,727,175      9,016,962

STOCKHOLDERS' DEFICIENCY:
    Preferred stock, US$0.001 par value, 5,000,000 shares
         authorized, none outstanding
    Common stock, US$0.001 par value, 100,000,000 shares
         authorized, 50,155,000 shares
         issued and outstanding                                 408,864        408,864         49,336
    Additional paid-in capital                                1,214,118      1,214,118        146,502
    Accumulated deficit                                     (71,207,705)   (75,174,002)    (9,070,877)
    Other comprehensive loss                                    (33,930)       (33,930)        (4,094)
                                                            -----------    -----------    -----------

             Total stockholders' deficiency                 (69,618,653)   (73,584,950)    (8,879,133)
                                                            -----------    -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                3,240,015      2,625,001        316,747
                                                            ===========    ===========    ===========

                                                 Page 2



                              COL CHINA ONLINE INTERNATIONAL INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                     FOR THE THREE MONTHS ENDED
                                             -----------------------------------------
                                             DECEMBER 31,
                                                2003        DECEMBER 31, 2004
                                             -----------    --------------------------
                                                   (Rmb)          (Rmb)          (US$)
                                                                          (Illustrative Only)
NET REVENUES:
    Marketing fees, minority stockholder           8,353           --             --
     Telecommunication                              --          202,284         24,409
                                             -----------    -----------    -----------

         Total revenues                            8,353        202,284         24,409

COST OF SALES:
    Telecommunication                            119,138        141,399         17,062
                                             -----------    -----------    -----------

    Gross (loss) margin                         (110,785)        60,885          7,347

OPERATING EXPENSES:
    General and administrative                 1,897,773      1,415,080        170,749
    Amortization and depreciation                166,705        173,286         20,910
                                             -----------    -----------    -----------

         Total operating expenses              2,064,478      1,588,366        191,659
                                             -----------    -----------    -----------

OPERATING LOSS                                (2,175,263)    (1,527,481)      (184,312)

    Rental income                                 18,000           --             --
    Other income                                  37,015         35,121          4,238
                                             -----------    -----------    -----------

LOSS BEFORE MINORITY INTEREST                 (2,120,248)    (1,492,360)      (180,074)

    Minority interest                               --             --             --
                                             -----------    -----------    -----------

NET LOSS                                      (2,120,248)    (1,492,360)      (180,074)
                                             ===========    ===========    ===========

OTHER COMPREHENSIVE GAIN                            --             --             --
                                             -----------    -----------    -----------

COMPREHENSIVE LOSSES                          (2,120,248)    (1,492,360)      (180,074)
                                             ===========    ===========    ===========

BASIC AND FULLY DILUTED NET LOSS PER SHARE        (0.042)        (0.030)        (0.004)
                                             ===========    ===========    ===========

WEIGHTED AVERAGE COMMON SHARES                50,155,000     50,155,000     50,155,000
                                             ===========    ===========    ===========

                                            Page 3



                              COL CHINA ONLINE INTERNATIONAL INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                      FOR THE SIX MONTHS ENDED
                                             -----------------------------------------
                                             DECEMBER 31,
                                                 2003           DECEMBER 31, 2004
                                             -----------    --------------------------
                                                   (Rmb)          (Rmb)        (US$)
                                                                         (Illustrative Only)

NET REVENUES:
    Marketing fees, minority stockholder          65,639           --             --
     Telecommunication                              --          362,362         43,725
                                             -----------    -----------    -----------

         Total revenues                           65,639        362,362         43,725

COST OF SALES:
    Telecommunication                            285,066        224,213         27,055
                                             -----------    -----------    -----------

    Gross (loss) margin                         (219,427)       138,149         16,670

OPERATING EXPENSES:
    General and administrative                 3,843,505      3,828,939        462,018
    Amortization and depreciation                343,195        346,571         41,819
                                             -----------    -----------    -----------

         Total operating expenses              4,186,700      4,175,510        503,837
                                             -----------    -----------    -----------

OPERATING LOSS                                (4,406,127)    (4,037,361)      (487,167)

    Rental income                                 72,000           --             --
    Other income                                  71,688         71,064          8,575
                                             -----------    -----------    -----------

LOSS BEFORE MINORITY INTEREST                 (4,262,439)    (3,966,297)      (478,592)

    Minority interest                               --             --             --
                                             -----------    -----------    -----------

NET LOSS                                      (4,262,439)    (3,966,297)      (478,592)
                                             ===========    ===========    ===========

OTHER COMPREHENSIVE GAIN                              29           --             --
                                             -----------    -----------    -----------

COMPREHENSIVE LOSSES                          (4,262,410)    (3,966,297)      (478,592)
                                             ===========    ===========    ===========

BASIC AND FULLY DILUTED NET LOSS PER SHARE        (0.085)        (0.079)        (0.010)
                                             ===========    ===========    ===========

WEIGHTED AVERAGE COMMON SHARES                50,155,000     50,155,000     50,155,000
                                             ===========    ===========    ===========

                                            Page 4



                              COL CHINA ONLINE INTERNATIONAL INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                 FOR THE SIX MONTHS ENDED
                                                          --------------------------------------
                                                         DECEMBER 31,
                                                             2003           DECEMBER 31, 2004
                                                          ----------    ------------------------
                                                                (Rmb)         (Rmb)         (US$)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                             (4,262,439)   (3,966,297)     (478,594)
     Adjustments to reconcile net loss to net cash used
      in operating activities:
         Loss on disposal of equipment                       205,581          --            --
         Amortization and depreciation                       343,195       314,581        37,959
         Bad debts written off                               173,713          --            --
         Change in operating assets and liabilities:
           Decrease (increase) in:
              Accounts receivables                           (53,295)        7,650           923
              Other assets                                  (668,791)      (51,924)       (6,265)
           Increase (decrease) in:
              Accounts payable and accrued expenses,
and advance deposit received                                (983,041)     (457,608)      (55,217)
              Taxes payable                                     (247)      113,455        13,690
                                                          ----------    ----------    ----------

         Net cash used in operating activities            (5,401,324)   (4,040,143)     (487,504)
                                                          ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment                                  (408,116)         --            --
     Sales of equipment and properties                     2,027,591          --            --
     Lease payments received                                    --         494,146        59,626
                                                          ----------    ----------    ----------

         Net cash provided by investing activities         1,619,475       494,146        59,626
                                                          ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Mortgage loans repayments                              (860,612)         --            --
     Advances from Majority Stockholder                    4,354,215     3,667,931       442,591
     Minority stockholders interest and advance               (7,170)       27,505         3,319
                                                          ----------    ----------    ----------

         Net cash provided by financing activities         3,486,433     3,695,436       445,910
                                                          ----------    ----------    ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                           29          --            --
                                                          ----------    ----------    ----------

NET (DECREASE) INCREASE IN CASH                             (295,387)      149,439        18,032

CASH, beginning of period                                    548,405       101,532        12,251
                                                          ----------    ----------    ----------

CASH, end of period                                          253,018       250,971        30,283
                                                          ==========    ==========    ==========


CASH PAID FOR INTEREST                                         3,845          --            --
                                                          ==========    ==========    ==========

                                            Page 5

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

          On December 24, 2001, the Company acquired all the outstanding shares of common stock of Migration in exchange for 40.2 million shares of the Company's common stock. As a result of the acquisition, Migration became a wholly owned subsidiary of the Company.

          For financial reporting purposes, the acquisition of Migration by the Company on December 24, 2001 has been treated as a reverse acquisition. Migration is the continuing entity for financial reporting and the acquisition of the Company is considered a recapitalization and restructuring of Migration. On this basis, the historical financial statements prior to December 24, 2001 represent the financial statements of Migration. The historical shareholders' equity accounts of the Company have been retroactively restated to reflect the issuance of 40,200,000 shares of common stock since inception of Migration and the issuance of 9,955,000 shares of stock upon the merger with the Company.

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

          Migration initially provided marketing and technical services for the Internet Service Provider (ISP) and value-added services generally related to the installation of computer network systems (i.e., Local Area Networks or LANs) in the PRC.

          The Company is developing two IT business through two divisions. COL Convergence will focus on the providing of internet and telecommunication convergence solutions and COL Interactive will focus on providing customer-specific solutions for the retail industry.

2.        Basis of Presentation
          ---------------------

          The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements have been prepared on the same basis as the annual financial statements. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004 which was filed October 13, 2004. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company as of December 31, 2004 and the results of its operations and cash flows for the quarter and six month periods then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

          The amounts included in the financial statements are presented in Renminbi ("Rmb") which is COL International's functional currency, unless otherwise indicated as US dollars, because COL International's operations are primarily located in the PRC. For illustrative purposes, the condensed consolidated balance sheet as December 31, 2004 and condensed consolidated statement of operations for the three months and six months ended December 31, 2004 and condensed consolidated statement of cash flows for the three months ended December 31, 2004 have been translated into US dollars at approximately 8.2870 Rmb to the dollar, which was the exchange rate at December 31, 2004.


3.        Comprehensive Income (Loss)
          ---------------------------

          The Company accounts for comprehensive income (loss) in accordance with SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined therein, refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. Accumulated other comprehensive loss for the quarter and six months ended December 31, 2004, respectively, represented foreign currency translation adjustments.


4.        Net Loss Per Share
          ------------------

          Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding.

          Pursuant to the Company's 2000 Stock Option Plan, options may be granted to purchase an aggregate of 4,000,000 shares of common stock to key employees and other persons who have or are contributing to the Company's success. As of December 31, 2004, no options had been granted under the 2000 plan.

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

Acquisition - In December 2001, the Company acquired all the outstanding shares of common stock of Migration in exchange for 40.2 million shares of the Company's common stock. As a result of the acquisition, Migration became a wholly owned subsidiary of COL International. However, for accounting purposes, this transaction is treated a reverse acquisition, whereby Migration is considered as an acquirer.

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

COL Convergence Business Overview
---------------------------------

COL Convergence (COLc) intends to develop as a leading provider of communication services offering tailored solutions to multinational companies in China.

The mission of COLc is to help its customers obtain the communication environment they need to be able to compete on the highest levels. After a custom- made plan is developed for each client, COLc plans to deploy and manage the technology with its experienced staff of engineers and managers.

COLc is currently discussing possible business engagement with a number of telecommunication network providers.

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

COLi intends to partner with leading retail groups in the region.

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

Results of Operations

     Revenues for the three months and six months ended December 31, 2004 represented telecommunication services revenue of Rmb202,284 (US$24,409) and Rmb362,362 (US$43,725) respectively. The Company generated no revenue from telecommunication services for the three months and six months ended December 31, 2003. The Company received marketing fees from Shenzhen Rayes Group Co., Ltd. of Rmb8,353 and Rmb65,639 for the three months and six months ended December 31, 2003. No marketing fee revenues were generated by the Company during the three months ended December 31, 2004.

     The Company contracted with a telecommunication services company selling IDD (IP phone) to end-users and receives telecommunication services commission income from the agent, which is a percentage of monthly usage end-users.

     During last quarter, the Company contracted with Railcomm Internet for the installation and promotion of inter-call services. The Company received income from end-users for the installation services provided and commission from Railcomm, which is a percentage of monthly usage end-users.

     The Company also contracted with a supermarket, which allowed COL International to install projectors in its shops. According to the initial plan, the In-store advertising income would be derived from projecting advertising programs from the projectors installed in supermarkets. However, the plan was eventually unsuccessfully and was abandoned.

     The ISP services business was terminated and transferred to a third party in December 2003. No revenue was derived from advertising upon the termination. In the past, marketing fees were related to the Joint Venture's share of 50 percent of the revenues generated from ISP services owned by a minority shareholder, Rayes Group, and computer hosting of web sites for customers.

     In connection with these services, the Company has an agreement with Rayes Group to reimburse Rayes Group for its actual transmission (i.e., telephone line) costs, provided that Rayes Group will pay all incremental costs related to expansion of the telecommunications facilities related to the ISP operations.

     These amounts totaled Rmb119,138 and Rmb141,399 (US$17,062) for the three months ended December 31, 2003 and 2004, respectively. The Joint Venture has no long-term commitments in connection with its telecommunication costs other than management fees payable to the Rayes Group for providing services. The decrease in telecommunication costs is primarily due to the ceasing of the Company's related ISP business.

     Other income for the three months and six months ended December 31, 2004 was Rmb35,121 (US$4,238) and Rmb71,064 (US$8,575) as compared to Rmb37,015 and Rmb71,688 for the three months and six months ended December 31, 2003. "Other income" primarily represents lease income, interest income and miscellaneous income.

     Starting from 2003, the Company purchased and leased out a system of computer network and software for generating lease income, the cost of the system is approximately Rmb1,976,000 (US$238,456) and has been recorded in net investment in the lease of Rmb494,147 (US$59,626) in the Company's condensed consolidated balance sheet as of December 31, 2004. The relevant lease income for the three months period of December 31, 2003 and 2004 was Rmb34,648 and Rmb34,648 (US$4,181), respectively.

     General and administrative costs include salaries, rent, travel and other overhead costs. For the three months ended December 31, 2003 and 2004, general and administrative costs totaled Rmb1,897,773 and Rmb1,415,080 (US$170,749), respectively. The decrease in general and administrative costs mainly resulted from the close of the Company's Wuhan Branch which ceased to operate the Construction Net site during the fiscal year ended December 31, 2003. For the six months ended December 31, 2003 and 2004, general and administrative costs totaled Rmb 3,843,505 and Rmb3,828,939 (US$462,018), respectively. The Company's research and development costs were Rmb395,248 during the three months ended December 31, 2004. The Company did not incur any research and development costs during the three or six months ended December 31, 2003.

     Amortization and depreciation expense for the three months ended December 31, 2003 and 2004 was Rmb166,705 and Rmb173,286 (US$20,910), respectively. For six months ended December 31, 2003 and 2004, amortization and depreciation expense are Rmb343,195 and Rmb346,571 (US$41,819).

     The Company has not recognized any future tax benefits resulting from its operating losses due to the uncertainty of future realization.

     No share of loss has been absorbed by our minority shareholder for the three months ended December 31, 2004 as its initial capital contribution was fully absorbed.

     The results of operations described above has resulted in total net losses of Rmb2,120,248 and Rmb1,492,360 (US$180,074) for the three months ended December 31, 2003 and 2004, respectively, compared to Rmb4,262,439 and Rmb3,966,297 (US$478,592) for the six months ended December 31, 2003 and 2004. The Company expects to continue to incur losses until its services are more fully developed and accepted in China.

Liquidity and Capital Resources

     COL's ability to continue operations is currently dependent upon continuing financial support from its majority stockholder. As of December 31, 2004 and June 30, 2004, the Company had a negative working capital of Rmb271,577 (US$32,768) and Rmb489,117 respectively. As of December 31, 2004, advances from the majority stockholder totaled Rmb74,727,175 (US$9,016,962). The Company's management believes the majority stockholder will continue to provide financial support to the Company, although the majority stockholder's agreement with the Company to provide financial support in a maximum amount of US$8 million expired January 1, 2004.

     Cash used in operating activities for the six months ended December 31, 2004 was Rmb4,040,143 (US$487,504) as compared to Rmb5,401,324 for the six months ended December 31, 2003. The cash used in operations was used to fund operating losses of Rmb4,262,439 and Rmb3,966,297 (US$478,594), generally offset by non-cash expenses related to amortization and depreciation of Rmb343,195 and Rmb314,581 (US$37,959) for the six months ended December 31, 2003 and 2004, respectively.

     Cash provided by investing activities for the six months ended December 31, 2004 was Rmb494,146 (US$59,626) as compared to cash used in investing activities of Rmb1,619,475 for the six months ended December 31, 2003. During the quarter, the Company received Rmb247,073 (US$29,813) from the lease of computer equipment and software.

     Cash flows from financing activities have generally come from advances by the majority stockholder of the Company. During the six months ended December 31, 2003 and 2004, the majority stockholder has advanced Rmb4,354,215 and Rmb3,667,931 (US$442,591), respectively.

Critical Accounting Policies

     The Company's significant accounting policies are described in note 2 to the financial statements for three months ended December 31, 2003 and 2004 included in the Company's Form 10-KSB in the accompanying financial statements and notes to consolidated financial statements. The Company believes its most critical accounting policies include accounting for provision for doubtful debts and impairment loss provision.

     No provision for impairment loss on fixed assets and net investment in the lease is made for the three months and six months ended December 31, 2004, respectively, because the carrying value of fixed assets, net of accumulated depreciation and impairment of Rmb10,222,236 (US$1,233,467) and Rmb1,515,019 (US$182,810), respectively, and the carrying value of net investment in the lease are stated at its recoverable amount at the period-end date estimated by the management.

ITEMS 3   CONTROLS AND PROCEDURES


     Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with participation of the Company's management, including our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14 (c) under the Securities Exchange Act of
1934). Based on his evaluation, as of December 31, 2004, our Chief Executive Officer/Chief Financial Officer has concluded that disclosure controls and procedures are, to the best of his knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of his evaluation, there were not significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.


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

              Exhibit No.     Description

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

                                           COL CHINA ONLINE INTERNATIONAL INC.


Date:      February 15, 2005               By:  /s/  Chi Keung Wong
                                              -------------------------------
                                                     Chi Keung Wong
                                                     Chief Executive Officer
                                                     and Chief Financial Officer