Form 10QSB
period 2005-03-31
COL CHINA ONLINE INTERNATIONAL INC
filed 2005-05-18
CIK 1114274

================================================================================
================================================================================

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

                  For the quarterly period ended March 31, 2005

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

As of May 9, 2005, the Registrant had outstanding 50,155,000 shares of its common stock, par value $.001.

Transitional Small Business Disclosure Format (Check One):
Yes          No    X
    -------     -------

================================================================================

                       COL China Online International Inc.


                                   FORM 10-QSB

                                 March 31, 2005

                                Table of Contents

                                                                        Page No.

PART I.  FINANCIAL INFORMATION

Item 1    Financial Statements:
          Condensed Consolidated Balance Sheets as of March 31, 2005
            (unaudited) and June 30, 2004                                   2
          Condensed Consolidated Statements of Operations for the
            nine months ended March 31, 2005 and 2004 (unaudited)           3
          Condensed Consolidated Statements of Cash Flows for the
            nine months ended March 31, 2005 and 2004 (unaudited)           5
          Notes to Condensed Consolidated Financial Statements              6
Item 2    Management's Discussion and Analysis of Financial
            Condition and Results of Operations                             8
Item 3    Controls and Procedures                                          12

PART II.  OTHER INFORMATION

Item 1    Legal Proceedings                                                12
Item 2    Unregistered Sales of Equity Securities and Use of Proceeds      12
Item 3    Defaults Upon Senior Securities                                  12
Item 4    Submissions of Matters to a Vote of Security Holders             12
Item 5    Other Information                                                12
Item 6    Exhibits                                                         13

Signature Page                                                             14
Exhibit 31 Certifications
Exhibit 32 Certifications


                                      PART I FINANCIAL INFORMATION
Item 1   Financial Statements

                                   COL CHINA ONLINE INTERNATIONAL INC.
                                  CONDENSED CONSOLIDATED BALANCE SHEETS


                                                               JUNE 30, 2004   MARCH 31, 2005 (unaudited)
                                                               -------------   --------------------------
                                                                   (Rmb)          (Rmb)          (US$)
                                                                                             (Illustrative
                                                                                                 Only)
ASSETS

CURRENT ASSETS:
    Cash                                                            101,532        810,915         97,850
    Accounts receivable, net of an allowance for doubtful
         accounts                                                    25,500          6,000            725
    Prepaid expense and other receivables                           396,307        454,452         54,837
    Net investment in the lease                                     988,293        247,073         29,813
                                                                -----------    -----------    -----------

             Total current assets                                 1,511,632      1,518,440        183,225

PROPERTY, OFFICE SPACE AND EQUIPMENT, net of accumulated
    depreciation and impairment of Rmb
    10,395,521(US$1,254,377) and Rmb 1,515,019
    (US$ 182,810), respectively                                   1,728,383      1,240,517        149,687
                                                                -----------    -----------    -----------

TOTAL ASSETS                                                      3,240,015      2,758,957        332,912
                                                                ===========    ===========    ===========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                         1,202,312        608,979         73,482
    Advance deposit received                                        317,980        317,980         38,369
    Due to a minority stockholder                                   187,155        214,660         25,902
    Taxes payable                                                    91,977        215,101         25,955
                                                                -----------    -----------    -----------

             Total current liabilities                            1,799,424      1,356,720        163,708

NOTES PAYABLE:
    Majority Stockholder                                         71,059,244     76,081,409      9,180,371

STOCKHOLDERS' DEFICIENCY:
    Preferred stock, US$0.001 par value, 5,000,000 shares
         authorized, none outstanding
    Common stock, US$0.001 par value, 100,000,000 shares
         authorized, 50,155,000 shares issued and outstanding       408,864        408,864         49,336
    Additional paid-in capital                                    1,214,118      1,214,118        146,502
    Accumulated deficit                                         (71,207,705)   (76,268,224)    (9,202,911)
    Other comprehensive loss                                        (33,930)       (33,930)        (4,094)
                                                                -----------    -----------    -----------

             Total stockholders' deficiency                     (69,618,653)   (74,679,172)    (9,011,167)
                                                                -----------    -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                    3,240,015      2,758,957        332,912
                                                                ===========    ===========    ===========


                See accompanying notes to these condensed consolidated financial statements


                          COL CHINA ONLINE INTERNATIONAL INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                     FOR THE THREE MONTHS ENDED
                                            -------------------------------------------
                                            MARCH 31, 2004        MARCH 31, 2005
                                            --------------  ---------------------------
                                                (Rmb)          (Rmb)          (US$)
                                                                          (Illustrative
                                                                              Only)

NET REVENUES:
    Marketing fees, minority stockholder            --             --             --
    Telecommunication                             39,092        174,441         21,049
                                             -----------    -----------    -----------

         Total revenues                           39,092        174,441         21,049

COST OF SALES:
    Telecommunication                            166,520        137,944         16,645
                                             -----------    -----------    -----------

    Gross (loss) profit margin                  (127,428)        36,497          4,404

OPERATING EXPENSES:
    General and administrative                 1,721,380      1,052,598        127,009
    Amortization and depreciation                142,531        173,286         20,910
                                             -----------    -----------    -----------

         Total operating expenses              1,863,911      1,225,884        147,919
                                             -----------    -----------    -----------

OPERATING LOSS                                (1,991,339)    (1,189,387)      (143,515)

    Rental income                                 34,649           --             --
    Other income                                  75,484         95,165         11,483
                                             -----------    -----------    -----------

LOSS BEFORE MINORITY INTEREST                 (1,881,206)    (1,094,222)      (132,032)

    Minority interest                               --             --             --
                                             -----------    -----------    -----------

NET LOSS                                      (1,881,206)    (1,094,222)      (132,032)
                                             ===========    ===========    ===========

OTHER COMPREHENSIVE GAIN                            --             --             --
                                             -----------    -----------    -----------

COMPREHENSIVE LOSSES                          (1,881,206)    (1,094,222)      (132,032)
                                             ===========    ===========    ===========

BASIC AND FULLY DILUTED NET LOSS PER SHARE        (0.038)        (0.022)        (0.003)
                                             ===========    ===========    ===========

WEIGHTED AVERAGE COMMON SHARES                50,155,000     50,155,000     50,155,000
                                             ===========    ===========    ===========


      See accompanying notes to these condensed consolidated financial statements


                          COL CHINA ONLINE INTERNATIONAL INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                     FOR THE NINE MONTHS ENDED
                                            -------------------------------------------
                                            MARCH 31, 2004        MARCH 31, 2005
                                            --------------  ---------------------------
                                                (Rmb)          (Rmb)          (US$)
                                                                          (Illustrative
                                                                              Only)

NET REVENUES:
    Marketing fees, minority stockholder          65,639           --             --
    Telecommunication                             39,092        536,803         64,773
                                             -----------    -----------    -----------

         Total revenues                          104,731        536,803         64,773

COST OF SALES:
    Telecommunication                            451,586        362,157         43,700
                                             -----------    -----------    -----------

    Gross (loss) profit margin                  (346,855)       174,646         21,073

OPERATING EXPENSES:
    General and administrative                 5,564,885      4,881,537        589,030
    Amortization and depreciation                485,726        519,857         62,729
                                             -----------    -----------    -----------

         Total operating expenses              6,050,611      5,401,394        651,759
                                             -----------    -----------    -----------

OPERATING LOSS                                (6,397,466)    (5,226,748)      (630,686)

    Rental income                                 72,000           --             --
    Other income                                 181,821        166,229         20,058
                                             -----------    -----------    -----------

LOSS BEFORE MINORITY INTEREST                 (6,143,645)    (5,060,519)      (610,628)

    Minority interest                               --             --             --
                                             -----------    -----------    -----------

NET LOSS                                      (6,143,645)    (5,060,519)      (610,628)
                                             ===========    ===========    ===========

OTHER COMPREHENSIVE GAIN                              29           --             --
                                             -----------    -----------    -----------

COMPREHENSIVE LOSSES                          (6,143,616)    (5,060,519)      (610,628)
                                             ===========    ===========    ===========

BASIC AND FULLY DILUTED NET LOSS PER SHARE        (0.122)        (0.101)        (0.012)
                                             ===========    ===========    ===========

WEIGHTED AVERAGE COMMON SHARES                50,155,000     50,155,000     50,155,000
                                             ===========    ===========    ===========


     See accompanying notes to these condensed consolidated financial statements


                              COL CHINA ONLINE INTERNATIONAL INC.
                  CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                FOR THE NINE MONTHS ENDED
                                                        ----------------------------------------
                                                        MARCH 31, 2004        MARCH 31, 2005
                                                        --------------   -----------------------

                                                             (Rmb)         (Rmb)          (US$)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                             (6,143,645)   (5,060,519)     (610,628)
     Adjustments to reconcile net loss to net cash used
      in operating activities:
         Loss on disposal of equipment                       205,581          --            --
         Amortization and depreciation                       485,726       487,866        58,868
         Bad debts written off                                17,713          --            --
         Change in operating assets and liabilities:
           Decrease (increase) in:
              Accounts receivables                           (50,095)       19,500         2,353
              Prepaid expense and other receivables,
                 and prepayment                           (1,009,511)      (58,145)       (7,015)
           Increase (decrease) in:
              Accounts payable and accrued expenses,
                 and advance deposit received             (1,121,212)     (593,333)      (71,594)
              Taxes payable                                    4,429       123,124        14,857
                                                          ----------    ----------    ----------

         Net cash used in operating activities            (7,611,014)   (5,081,507)     (613,159)
                                                          ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment                                  (424,291)         --            --
     Sales of equipment and properties                     2,027,591          --            --
     Expenditure on net investment in the lease             (472,232)         --            --
     Lease payments received                                 741,219       741,220        89,439
                                                          ----------    ----------    ----------

         Net cash provided by investing activities         1,872,287       741,220        89,439
                                                          ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Mortgage loans repayments                              (860,612)         --            --
     Advances from Majority Stockholder                    6,391,105     5,022,165       606,000
     Minority stockholders interest and advance               (7,170)       27,505         3,319
                                                          ----------    ----------    ----------

         Net cash provided by financing activities         5,523,323     5,049,670       609,319
                                                          ----------    ----------    ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                           29          --            --
                                                          ----------    ----------    ----------

NET (DECREASE) INCREASE IN CASH                             (215,375)      709,383        85,599

CASH, beginning of period                                    548,405       101,532        12,251
                                                          ----------    ----------    ----------

CASH, end of period                                          333,030       810,915        97,850
                                                          ==========    ==========    ==========


CASH PAID FOR INTEREST                                         3,845          --            --
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

                       COL CHINA ONLINE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2.   Basis of Presentation
     ---------------------

     The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements have been prepared on the same basis as the annual financial statements. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2004 which was filed October 13, 2004. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2005 and the results of its operations and cash flows for the quarter and nine month periods then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

     The amounts included in the financial statements are presented in Renminbi ("Rmb") which is COL International's functional currency, unless otherwise indicated as US dollars, because COL International's operations are primarily located in the PRC. For illustrative purposes, the condensed consolidated balance sheet as March 31, 2005 and condensed consolidated statement of operations for the three months and nine months ended March 31, 2005 and condensed consolidated statement of cash flows for the three months ended March 31, 2005 have been translated into US dollars at approximately 8.2870 Rmb to the dollar, which was the exchange rate at March 31, 2005.

3.   Recently Issued Accounting Standards
     ------------------------------------

     There are no new accounting pronouncements for which adoption is expected to have a material effect on the Company's condensed consolidated financial statements.

4.   Comprehensive Income (Loss)
     ---------------------------

     The Company accounts for comprehensive income (loss) in accordance with SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined therein, refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. Accumulated other comprehensive loss for the quarter and nine months ended March 31, 2005, respectively, represented foreign currency translation adjustments.

5.   Net Loss Per Share
     ------------------

     Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding.

     Pursuant to the Company's 2000 Stock Option Plan, options may be granted to purchase an aggregate of 4,000,000 shares of common stock to key employees and other persons who have or are contributing to the Company's success. As of March 31, 2005, no options had been granted under the 2000 plan.

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

Going concern - The ability of COL International to continue operations as a going concern is dependent upon continued support from Honview International Limited ("Honview"), a former shareholder of Migration, which is now a major stockholder of COL International, and the ability of Migration to achieve profitable operations and/or additional funds to be raised in future private and public offerings.

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

Migration initially provided marketing and technical services for Internet Service Providers ("ISP") and value - added services generally related to the installation of computer network systems (i.e., Local Area Networks or LANs) in the PRC.

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

COL Interactive Business Overview
---------------------------------

The aim of COL Interactive (COLi) is to increase sales for retail groups and leading Famous Multinational Conglomerates (FMCG) operating in the greater China area by implementing and integrating various technologies "In-Store".

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

Although the Company has a positive cash flow from operating activities, the Company is seeking additional financing in order to satisfy its cash requirements. The Company anticipates that it will require approximately Rmb6,000,000 (or approximately US$724,000) in financing during the current year to satisfy its cash requirements. COL International, through its Migration subsidiary, currently employs approximately 30 employees in China. The Company may recruit more staff should its plan of operations prove successful, of which there is no assurance.

Results of Operations

     Revenues for the three months and nine months ended March 31, 2005 represented telecommunication services revenue of Rmb174,441 (US$21,049) and Rmb536,803 (US$64,773), respectively, as compared to Rmb39,092 (US$4,717) for both of the three months and nine months ended March 31, 2004. The Company has marketing fees received from Shenzhen Rayes Group Co., Ltd. of Rmb65,639 (US$7,921) for the nine months ended March 31, 2004 but no revenues were derived from the three months and nine months ended March 31, 2005.

     The Company contracted with a telecommunication services company selling IDD (IP phone) to end-users and receives telecommunication services commission income from the agent, which is a percentage of monthly usage end-users.

     During the quarter ended September 30, 2004, the Company contracted with Railcomm Internet for the installation and promotion of inter-call services. The Company received income from end-users for the installation services provided and commission from Railcomm, which is a percentage of monthly usage end-users.

     The Company also contracted with a supermarket, which allowed COL International to install projectors in its shops. According to the initial plan, the In-store advertising income would be derived from projecting advertising programs from the projectors installed in supermarkets. However, the plan was eventually unsuccessful and was abandoned.

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

     These amounts totaled Rmb166,520 (US$20,094) and Rmb137,944 (US$16,645) for the three months period ended March 31, 2004 and 2005, respectively. The Joint Venture has no long-term commitments in connection with its telecommunication costs other than management fees payable to the Rayes Group for providing services. The decrease in telecommunication costs is primarily due to the ceasing of the Company's related ISP business.

     Other income for the three months and nine months ended March 31, 2005 was Rmb95,165 (US$11,483) and Rmb166,229 (US$20,058), as compared to Rmb75,484
(US$9,109) and Rmb181,821 (US$21,856) for the three months and nine months ended March 31, 2004. "Other income" primarily represents lease income, interest income and miscellaneous income.

     Starting from 2003, the Company purchased and leased out a system of computer network and software for generating lease income, the cost of the system is approximately Rmb1,976,000 (US$238,456) and has been recorded in net investment in the lease of Rmb247,073 (US$29,813) in the Company's condensed consolidated balance sheet as of March 31, 2005. The relevant lease income for the three months and nine months ended March 31, 2004 was Rmb34,649 (US$4,181) and Rmb103,945 (US$12,543), respectively.

     General and administrative costs include salaries, rent, travel and other overhead costs. For the three months ended March 31, 2004 and 2005, general and administrative costs totaled Rmb1,721,380 (US$207,721) and Rmb1,052,598 (US$127,009), respectively. For the nine months ended March 31, 2004 and 2005, general and administrative costs totaled Rmb5,564,885 (US$671,520) and Rmb4,881,537 (US$589,030), respectively. The decrease in general and administrative costs are mainly resulted from the decrease in salaries in COL.

     Amortization and depreciation expense for the three months ended March 31, 2004 and 2005 was Rmb142,531 (US$17,199) and Rmb173,286 (US$20,910),
respectively. For nine months ended March 31, 2004 and 2005, amortization and depreciation expenses were Rmb485,726 (US$58,613) and Rmb519,857 (US$62,729).

     The Company has not recognized any future tax benefits resulting from its operating losses due to the uncertainty of future realization.

     No share of loss has been absorbed by minority shareholder for the three months ended March 31, 2005 as its initial capital contribution was fully absorbed.

     The above has resulted in net losses of Rmb1,881,206 (US$227,007) and Rmb1,094,222 (US$132,032) for the three months ended March 31, 2004 and 2005, respectively, compared to Rmb6,143,645 (US$741,359) and Rmb5,060,519 (US$610,628) for the nine months ended March 31, 2004 and 2005. The Company expects to continue to incur losses until its services are more fully developed and accepted in China.

Liquidity and Capital Resources

     COL's ability to continue operations is currently dependent upon continuing financial support from its majority stockholder. As of March 31, 2005 and June 30, 2004, the Company had a positive working capital of Rmb161,720 (US$19,517) and negative working capital of Rmb287,792 (US$34,728), respectively. As of March 31, 2005, advances from the majority stockholder totaled Rmb76,081,409 (US$9,180,371). The Company's management believes the majority stockholder will continue to provide financial support to the Company, although the majority stockholder's agreement with the Company to provide financial support up to US$8 million expired January 1, 2004.

     Cash used in operating activities for the nine months ended March 31, 2005 was Rmb5,081,507 (US$613,159) as compared with Rmb7,611,014 (US$918,428) for the nine months ended March 31, 2004. The cash used in operations was to fund operating losses of Rmb6,143,645 (US$741,359) and Rmb5,060,519 (US$610,628),
generally offset by non-cash expenses related to amortization and depreciation of Rmb485,726 (US$58,613) and Rmb519,857 (US$62,729) for the nine months ended March 31, 2004 and 2005, respectively.

     Cash provided by investing activities for the nine months ended March 31, 2005 was Rmb741,220 (US$89,439) as compared to cash provided by investing activities of Rmb1,872,287 (US$225,931) for the nine months ended March 31, 2004. During the quarter, the Company received Rmb247,074 (US$29,813) from the lease of computer equipment and software.

     Cash flows from financing activities have generally come from advances by the majority stockholder of the Company. During the nine months ended March 31, 2004 and 2005, the majority stockholder has advanced Rmb6,391,105 (US$771,221) and Rmb5,022,165 (US$606,000), respectively.

Critical Accounting Policies

     The Company's significant accounting policies are described in note 2 to the financial statements for the year ended June 30, 2003 and 2004 included in the Company's Form 10-KSB. The Company believes its most critical accounting policies include accounting for provision for doubtful debts and impairment loss provision.

     No provision for impairment loss on fixed assets and net investment in the lease is made for the three months and nine months ended March 31, 2005, respectively, because the carrying value of fixed assets, net of accumulated depreciation and impairment of Rmb10,395,521 (US$1,254,377) and Rmb1,515,019 (US$182,810), respectively, and the carrying value of net investment in the lease are stated at its recoverable amount at the period-end date estimated by the management.

ITEMS 3    CONTROLS AND PROCEDURES

     Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with participation of the Company's management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14 (c) under the Securities Exchange Act of 1934). Based on their evaluation, as of March 31, 2005, our Chief Executive Officer and Principal Financial Officer have concluded that disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were not significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                                            COL CHINA ONLINE INTERNATIONAL INC.


Date:  May 17, 2005                         By: /s/ Chi Keung Wong
                                            ------------------------------
                                            Chi Keung Wong
                                            Chief Executive Officer and
                                            Chief Financial Officer