Form 10KSB
period 2005-06-30
COL CHINA ONLINE INTERNATIONAL INC
filed 2005-10-13
CIK 1114274

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10 - KSB


(MARK ONE)
[X]   ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF
      1934

      For the Fiscal Year Ended June 30, 2005. OR

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

                       3176 South Peoria Court, Suite 100
                             Aurora, Colorado 80014
            ----------------------------------------------------------
           (Address of principal executive offices including zip code)

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
Yes     X      No
    --------      -----

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X ]

Check here if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. [X]

Issuer's revenues for its most recent fiscal year:  $117,998.

As of October 11, 2005, the aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $197,750. Because there is no public trading market for the issuer's common stock, this calculation is based upon the sale price of $.05 per share of common stock sold in the Registrant's initial public offering pursuant to a Registration Statement on Form SB-2/A declared effective by the U.S. Securities and Exchange Commission on February 8, 2001 (Registration No. 333-32908). Without asserting that any director or executive officer of the issuer, or the beneficial owner of more than five percent of the issuer's common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

The number of shares of the Registrant's $.001 par value common stock outstanding as of October 11, 2005 was 50,155,000.


================================================================================

                       COL China Online International Inc.
                     10-KSB for the Year Ended June 30, 2004

                                Table of Contents

PART I.......................................................................1

Item 1.      Description of Business.........................................1

Item 2.      Description of Properties......................................15

Item 3.      Legal Proceedings..............................................15

Item 4.      Submission of Matters to a Vote of Security Holders............16

PART II      ...............................................................16

Item 5.      Market for Common Equity and Related Stockholder Matters.......16

Item 6.      Management's Discussion and Analysis or Plan of Operation......16

Item 7.      Financial Statements...........................................19

Item 8.      Changes in and Disagreements with Accountants
             on Accounting and Financial Disclosure.........................20

Item 8A.     Controls and Procedures........................................20

ITEM 8B.     OTHER INFORMATION..............................................20

PART III     ...............................................................20

Item 9.      Directors, Executive Officers, Promoters and Control Persons:
             Compliance with Section 16(a) of the Exchange Act..............20

Item 10.     Executive Compensation.........................................22

Item 11.     Security Ownership of Certain Beneficial Owners and Management.24

Item 12.     Certain Relationships and Related Transactions.................25

Item 13.     Exhibits and Reports on Form 8-K...............................27

Item 14.     Principal Accountant Fees and Services.........................28

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

     Plan of Operations - Because the Company's past business model was not successful, the Company has developed a new business model. The Company will focus on the provision of providing internet and telecommunication convergence solutions to its customers.

     COL|Convergence (COLc) is developing as a provider of communication services offering tailored solutions to multinational companies in China.

     The mission of COLc is to help its customers obtain the communication environments they need to be able to be competitive. After a custom-made plan is developed for each client, COLc plans to deploy and manage the technology with its experienced staff of engineers and managers.

     COLc is currently discussing possible engagement with a number of telecommunication network providers.

     As of June 30, 2005, all assets and operations unrelated to the business of COL Convergence and COL Interactive have been disposed of.

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

     We anticipate that there will be no significant purchases of equipment necessary in order to implement the Company's new business plan.

Exchange Rate

     In this report, references to "U.S. dollars," "US$" or "$" are to U.S. currency and references to "Renminbi," "RMB" or "Rmb" are to China's currency. Solely for the convenience of the reader, this report contains translations of certain Renminbi amounts into U.S. dollars at specified rates. These translations should not be construed as representations that the Renminbi amounts actually represent such U.S. dollar amounts or could be converted into U.S. dollars at the rate indicated. The Rmb is not a freely convertible security. See "Risk Factors--A change in currency exchange and devaluation could substantially affect the joint venture's operations." Unless otherwise stated, conversion of amounts from Renminbi into United States dollars for the convenience of the reader has been made at the exchange rate of US$1.00 = Rmb 8.2865, which was close to the exchange rate on June 30, 2005 and is not expected to have a material effect on the Company's financial statement.

     The following table sets forth certain information concerning exchange rates between Renminbi and U.S. dollars for the periods indicated:

                                                            Noon Buying Rate (1)
                                ---------------------------------------------------------------------
      Calendar Year             Period End           Average (2)             High               Low
      -------------             ----------           -----------             ----               ---
                                                              (Rmb per US$)
                                ---------------------------------------------------------------------
           1996                   8.3284                8.3387              8.5000             8.3267
           1997                   8.3099                8.3193              8.3260             8.3099
           1998                   8.2789                8.2969              8.3100             8.2778
           1999                   8.2795                8.2785              8.2800             8.2770
           2000                   8.2774                8.2784              8.2799             8.2768
           2001                   8.2766                8.2772              8.2783             8.2766
           2002                   8.2771                8.2769              8.2774             8.2765
           2003                   8.2776                8.2774              8.2800             8.2767
           2004                   8.2866                8.2871              8.2870             8.2468
   2005 (through June)            8.2865                8.2869              8.2868             8.2365
                                                        ------              ------             -------

------------
(1) The noon buying rate in New York for cable transfers payable in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York.

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

     The Company is developing two IT businesses through two divisions. COL Convergence will focus on the provision of internet and telecommunication convergence solutions and COL Interactive will focus on providing customer-specific solutions for the retail industry. As of June 30, 2005, all assets and operations unrelated to the business of COL Convergence had been disposed of.

     Most of our operations are conducted through Shenzhen Knowledge & Communications Co., Ltd. (formerly Shenzhen Rayes Electronic Systems Co., Ltd.), a Sino-foreign joint venture, and Migration owns 90 percent of the equity interests in the Joint Venture.

     Shenzhen Rayes Group Co., Ltd., a privately owned limited liability company incorporated in China, owns the other ten percent of the equity interests in the Joint Venture. Migration also owns 70 percent of the outstanding equity interests of Shanghai Shangyi Science and Trade Information Consulting Co., Ltd, which owns a Chinese website for trading construction materials. It was sold during 2003.

     The following chart shows the corporate structure of COL International (inactive entities have been omitted):


           Corporate Structure of COL China Online International Inc.

                                         -----------------------------------
                                         COL China Online International Inc.
                                                      Delaware
                                         -----------------------------------
                                                         |
                                                        100%
                                                         |
    ------------------------------          ------------------------------
    Shenzhen Rayes Group Co., Ltd.          Migration Developments Limited
               China                            British Virgin Islands
    ------------------------------          ------------------------------
                 |                                        |
                10%                                      90%
                 |                                        |
    -----------------------------------------------------------------------
    Shenzhen Knowledge & Communications Co., Ltd. (formerly Shenzhen Rayes
      Electronic Systems Co., Ltd.)
    -----------------------------------------------------------------------
                   |
          -------------------
          Shanghai COL Branch
          -------------------

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

     COL Convergence Business Overview

     COL Convergence ("COLc") intends to develop as a provider of communication services offering tailored solutions to multinational companies in China.

     The mission of COLc is to help its customers obtain the communication environments they need to be able to be competitive. After a custom-made plan is developed for each client, COLc plans to deploy and manage the technology with its experienced staff of engineers and managers.

     COLc is currently discussing possible business engagements with a number of telecommunication network providers.

Term And Scope Of Licenses

     On October 30, 1998, Rayes Group was granted a license to operate an ISP in 80 cities, including Shanghai and Wuhan, by the Ministry of Information Industry and the Telecom Department of China. The business license was valid for five years and has been renewed. The business license defines the Rayes Group business scope as "computer, information networks and internet business."

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

Research & Development

     In the year ended June 30, 2005, the Company incurred research and development costs of Rmb658,172(US$79,427) as compared to Rmb 133,658 (US$16,128) during the year ended June 30, 2004. The Company did not incur any research and development costs during the years ended June 30, 2003 and 2002.

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

     We have limited backup systems and redundancy and we may experience system failures and electrical outages from time to time. This may disrupt our operations. We do not presently have a disaster recovery plan in the event of damage from fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins and similar events. If any of these occur, we may experience a complete system shutdown. To improve performance and to prevent disruption of our services, we may have to make substantial investments to deploy additional servers or one or more copies of our websites to mirror our online resources. Although we carry property insurance with low coverage limits, our coverage may not be adequate to compensate us for all losses that may occur. To the extent we do not address the capacity restraints and redundancy described above, such constraints could have a material adverse effect on our business, results of operations and financial condition.

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

     The Ministry of Information Industry also regulates access to the internet by imposing strict licensing requirements and requiring ISPs in China to use the international inbound and outbound internet backbones. The government has granted Rayes Group a license to operate an ISP nationwide which expired on October 30, 2003 and has been renewed. We cannot provide assurance that future changes in Chinese government policies affecting the provision of information services, including the provision of online services and internet access, will not impose additional regulatory requirements on us or our service providers, intensify competition in the Chinese information industry or otherwise have a material adverse effect on our business, financial condition and results of operations. However, in view of the Company's planned change in business plans, there should be no material impact on the Company's future business. For more information regarding term and scope of license, see "COL International--Terms And Scopes Of Licenses" above.

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

Item 4.  Submission of Matters to a Vote of Security Holders

     Not applicable.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

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

Recent Sales Of Unregistered Securities

     Not applicable.

Item 6.  Management's Discussion and Analysis or Plan of Operation

     The following is COL International's plan of operation and a discussion and comparison of the financial condition and results of operations of COL International as of June 30, 2005 and the periods then ended. These discussions should be read in conjunction with our financial statements, the notes to the financial statements, and the other financial data included elsewhere in this report.

     This document contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. When used in this document, the words "expects", "anticipates", "intends" and "plans" and similar expressions are intended to identify certain of these forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed in this document. Factors that could cause or contribute to such difference include those discussed below:

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

     Plan of Operations - Because the Company's past business model of attempting to be the IT department for small and medium-sized business by offering a broad range of IT services and providing electronic commerce services has not been successful, the Company has developed a new business model. The Company will focus on the provision of internet and telecommunication convergence solutions to its customers.

     As of June 30, 2005, all assets and operations unrelated to the business of COL|Convergence have been disposed of.

     COL|Convergence (COLc) is developing as a provider of communication services offering tailored solutions to multinational companies in China.

     The mission of COLc is to help its customers obtain the communication environments they need to be competitive . After a custom-made plan is developed for each client, COLc plans to deploy and manage the technology with its experienced staff of engineers and managers.

     COLc is currently discussing possible engagement with a number of telecommunication network providers.

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

Results of Operations

     Revenues for the year ended June 30, 2005 was the services commission revenues from telecommunication of Rmb977,791 (US$117,998) compared to services commission revenues from telecommunication of Rmb128,008, in-store advertising revenues Rmb171,600 and marketing fees received from Shenzhen Rays Group Co., Ltd. of Rmb43,741 for the year ended June 30, 2004.

     The Company contracted with a telecommunication services company selling IDD (IP phone) to end-users and receives telecommunication services commission income from the agent, which is a percentage of monthly usage of the end users.

     The Company contracted with a supermarket during April to June 30, 2004, which allowed COL to install projectors in its shops. According to the initial plan, the in-store advertising income would be derived from projecting advertising programs from the projectors installed in supermarkets. However, the plan was eventually unsuccessful and was abandoned. There was a test run during the fourth quarter for the year ended 30 June 2004 so as income amounted to Rmb171,600 was derived during the year ended June 30, 2004 but nil for the year ended June 30, 2005..

     The ISP services business was terminated and transferred to a third party in September 2003 and lead to the significant decrease in the amount of marketing fees. Marketing fees are related to the Joint Venture's share of 50 percent of the revenues generated from ISP services owned by a minority shareholder, Rayes Group, and computer hosting of web sites for customers. The Company has not yet generated significant revenues from these lines of business, but is devoting substantial resources to developing this business. To date, most ISP services are paid by a limited number of individual dial-up customers and internet games centers in Shanghai, as well as a limited number of companies whose web sites are hosted by the Company. The Company also designs web sites for companies, however, insignificant revenue has been generated from this activity to date. To the extent that the Company designs and hosts a customer's web sites, the related revenue from the design will generally be deferred and recognized over the hosting term of the contract or expected life of the customer, if longer.

     In connection with these services, the Company has an agreement with Rayes Group to reimburse Rayes Group for its actual transmission (i.e., telephone line) costs, provided that Rayes Group will pay all incremental costs related to expansion of the telecommunications facilities related to the ISP operations. These amounts totaled Rmb0 (US$0) and Rmb120,000 for the year ended June 30, 2005 and 2004, respectively. The Joint Venture has no long-term commitments in connection with its telecommunication costs other than management fees payable to the Rayes Group for providing services. The decrease in telecommunication costs is primarily due to the ceasing of the Company's related ISP business.

     For the year ended June 30, 2005, the Company had other income of Rmb2,944 (US$355) as compared to Rmb3,213 for the year ended June 30, 2004. "Other income" primarily represents interest income and miscellaneous income. The net increase in other income is primarily due to a increase in miscellaneous income.

     During the year, the Company leased out a system of computer network and software for generating lease income, the cost of the system is approximately Rmb1,976,000 (US$238,456) and has been recorded in net investment in the lease including in the Company's consolidated balance sheet with a current portion of Rmb0 (US$0) as of June 30, 2005. The relevant lease income for the year ended June 30, 2005 and 2004 was Rmb138,594 (US$16,723) and Rmb138,594, respectively.

     Also during the year, because of the reduction in the Company's need for office space, the Company has subleased more of its surplus area to related companies which resulted in the increase in rental income from Rmb222,000 for the fiscal year ended June 30, 2004 to Rmb480,000 (US$57,926) for the year ended June 30, 2005. The sub-lease arrangement expires in November 2005 and is subject to further renewal.

     General and administrative costs include salaries, rent, travel and other overhead costs. For the year ended June 30, 2005 and 2004, general and administrative costs totaled Rmb6,405,373 (US$772,989) and Rmb8,110,339, respectively. The decrease in general and administrative costs in 2005 was mainly result from the close down of the in-store advertising business.

     Amortization and depreciation expense for the year ended June 30, 2005, 2004 was Rmb489,781 (US$59,106) and Rmb597,968 respectively. The decrease is due to some fixed assets fully depreciated in 2004.

     The Company has not recognized any future tax benefits resulting from its operating losses due to the uncertainty of future realization. No share of loss has been absorbed by minority shareholder for the year ended June 30, 2005 and 2004 as its initial capital contribution was fully absorbed.

     The above has resulted in net losses of Rmb5,974,160 (US$720,951) and Rmb8,756,885 for the year ended June 30, 2005 and 2004 respectively. The Company expects to continue to incur losses until its services are more fully developed and accepted in China.

Liquidity and Capital Resources

     As of June 30, 2005 and 2004, the Company had a negative working capital of Rmb244,494 (US$29,505) and negative working capital of Rmb287,792 respectively. As of June 30, 2005, advances from the majority stockholder totaled Rmb76,617,572 (US$9,246,072). The Company's management believes the majority stockholder will continue to provide financial support to the Company, and the majority stockholder signed a note agreement to provide financial support up to US$8 million until January 1, 2005. During the year, in addition to the note agreement, Honview has undertaken to make available adequate funds to COL International as and when required to maintain COL International as a going concern. COL's ability to continue operations is currently dependent upon continuing financial support from its majority stockholder.

     Cash used in operating activities for the year ended June 30, 2005 was Rmb6,018,848 (US$726,343) as compared with Rmb9,225,399 for the year ended June 30, 2004. The cash used in operations was to fund operating losses of Rmb5,974,160 (US$720,951) and Rmb8,756,885 generally offset by non-cash expenses related to amortization and depreciation of Rmb489,781 (US$59,106) and Rmb597,968 for the year ended June 30, 2005 and 2004, respectively.

     Cash generated from investing activities of Rmb956,303 (US$115,405) for the year ended June 30, 2005 was due to lease payment generated from finance lease arrangement during the year compared to cash used in investing activities for the year ended June 30, 2004 was Rmb1,692,434.

     Cash flows from financing activities have generally come from advances by the majority stockholder of the Company. During the year ended June 30, 2005 and 2004, the majority stockholder has advanced Rmb5,558,328 (US$670,769) and Rmb7,981,379, respectively.

Critical Accounting Policies

     The Company's significant accounting policies are described in note 2 to the financial statements for the years ended June 30, 2005 and 2004 included in the Company's Form 10-KSB in the accompanying financial statements and notes to consolidated financial statements. The Company believes its most critical accounting policies include accounting for provision for doubtful debts and impairment loss provision.

     No provision for impairment loss on net investment in the lease and fixed assets for the year ended June 30, 2005, because the recoverable amount of net investment in the lease is estimated to be higher than its carrying value at the year-end date by the management.


Item 7.  Financial Statements

     The financial statements and schedules that constitute Item 7 of this Annual Report on Form 10-KSB are included in Item 13 below.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

     Not applicable.

Item 8A. Controls and Procedures

     Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with participation of the Company's management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14 (c) under the Securities Exchange Act of 1934). Based on their evaluation, as of June 30, 2005, our Chief Executive Officer and Principal Financial Officer have concluded that disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were not significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 8B. Other Information

     Not applicable.

                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons:
         Compliance with Section 16(a) of the Exchange Act

Directors And Officers

     Our directors and executive officers are listed below, including their respective names, ages and positions with COL International.

      NAME          Age               Position with COL International
      ----          ---               -------------------------------

Kam Che Chan         56     Chairman of the Board
Chi Keung Wong       67     Chief Executive Officer and Chief Financial Officer
                            Chief Operating Officer
Anthony Ng           56     Director and Secretary
Paul Wong            55     Director
Qi Yu Zhang          47     Director

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

     Xiang Yang Chang, 54, has been the General Manager of the Joint Venture's Wuhan Office since 1999. Prior to this position, Mr. Chang was General Manager of Rayes Group from 1993. Mr. Chang has published several books and periodicals on computer communications. He was a Director of Research at Harbin University after graduating with advanced degrees in computer science in 1968. He has extensive administrative experience.

     Liang Qiao, 31, has been a director and Deputy Chief Financial Officer of the Joint Venture since 1999. Mr. Qiao is a graduate of the Shanghai Finance University, where he studied investment finance management. He worked as an accountant during the early 1990s before joining the Rayes Group in 1996, where he ran the investment management department.

     Chi Keung Wong, 66, has been a director of the Joint Venture since 1999 and the Chief Financial Officer of the Joint Venture since 1999. Refer to his business experience above under the caption, "Directors and Officers."

     Paul Wong has been a director of the Joint Venture since 1999. Refer to his business experience above under the caption, "Directors And Officers."

     Qi Yu Zhang has been the Chairman of the board of the Joint Venture since 1999. Refer to his business experience above under the caption, "Directors And Officers."

Audit Committee

     The Company has not yet established an audit committee and, as such, does not currently have an audit committee financial expert. Although the Company believes it would be desirable to have an audit committee financial expert, the Company currently believes that the costs associated with retaining such an expert would be prohibitive.

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


                                                      Summary Compensation Table
                                                      --------------------------
                                                                                         Long-Term Compensation
                                                                                         ----------------------
                                      Annual Compensation                        Awards                     Payouts
                        ---------------------------------------------      ---------------------   -------------------------
                                                                            Restricted
  Name and Principal                                         Other            Stock                 All other
       Position         Fiscal     Salary     Bonus         Annual            Awards     Options     Payouts    Compensation
                         Year     ($) (1)    ($) (2)     Compensation          ($)         (#)      ($) (3)       ($)(4)
---------------------   ------   -------     ------      ------------      ----------    -------   ----------   ------------

Anthony Ng              2005     $39,989        0              0                0            0         0             0
    Chief Executive
    Officer** and       2004     $119,740       0              0                0            0         0             0
    Secretary
                        2003     $120,000       0              0                0            0         0             0

Chi Keung Wong
                        2005     $44,872        0              0                0            0         0             0
Chief Executive
    Officer and Chief
    Financial Officer

---------------
**Anthony Ng resigned as CEO on September 1, 2004)

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

     All options granted under the 2000 Plan will become fully exercisable on the date that the options are granted or other dates that the Option Committee determines and will continue for a period up to a maximum of ten years. Options granted pursuant to the 2000 Plan are not transferable during the optionee's lifetime. Subject to the other terms of the 2000 Plan, the option committee has discretion to provide vesting requirements and specific expiration provisions with respect to the incentive options and non-qualified options granted. As of October 11, 2005, no options had been granted under the 2000 Plan.

Section 16(a) Beneficial Ownership Reporting Compliance

     Section 16(a) of the Securities Act of 1934, as amended (the "Exchange Act") requires our directors, executive officers and holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of ours. We believe that during the fiscal year ended June 30, 2005, our officers, directors and holders of more than 10% of our common stock complied with all Section 16(a) filing requirements. In making these statements, we have relied upon the written representation of our directors and officers and our review of the monthly statements of changes filed with us by our officers and directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Beneficial Ownership

     As of October 11, 2005, there were 50,155,000 shares of common stock outstanding. The following table sets forth certain information as of October 11, 2005, by all executive officers and directors as a group, and by each other person known by us to be the beneficial owner of more than five percent of the common stock:


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

---------------

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

     The Joint Venture entered into various agreements with its minority stockholder, Shenzhen Rayes Group Co., Ltd., whereby the Joint Venture provides marketing and value added services in the operation of the minority stockholder's internet business in Shanghai, PRC through July 2004, subject to renewal at terms to be agreed between the minority stockholder and Migration. Migration has the right of first refusal to purchase the minority stockholder's ownership interest in the ISP in Shanghai. Currently, however, foreign entities cannot own ISP operations in the PRC. One agreement stipulates that the Joint Venture will provide marketing and technical services to the minority stockholder's ISP operations in Shanghai and Wuhan, PRC, and will share the related ISP revenues with the minority stockholder on a 50/50 basis. The Joint Venture paid its minority stockholder Rmb3,000,000 for these rights. As of June 30, 2005, the Company had disposed of all its interests in ISP operations.

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

     Under another agreement between the Joint Venture and its minority shareholder, the Joint Venture bears telecommunication costs relating to ISP operations up to a stipulated capacity and the minority interest stockholder pays for the costs of transmission capacity in excess of this amount. Amounts received from/paid to the minority stockholder are as follows:

                                              FOR THE YEAR
                                            ENDED JULY 31,              FOR THE YEAR ENDED
                                                      2004                JUNE 30, 2004
                                         ------------------     --------------------------------
                                               (Rmb)               (Rmb)                (US$)
                                                                                    (Illustrative
Received from:                                                                          Only)
Marketing and value added
  service fee income                            43,741                    -                   -
                                           ============         ============        ============
Paid to:
                                                     -                    -                   -
Telecommunication expense                      120,000                    -                   -
                                           ------------         ------------        ------------

                                               120,000                    -                   -
                                           ============         ============        ============


     During the year, the Company received rental income from a company subject to common significant influence for an amount of Rmb150,000 and Rmb382,800 (US$46,195) for the year ended June 2004 and 2005 respectively.

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

Item 13. Exhibits and Reports on Form 8-K

     The following is a complete list of Exhibits filed as part of this registration statement, which Exhibits are incorporated herein.

     (a) Financial Statements

Number      Description
------      -----------

31 Rule 13a-14(a)/15a-14(a) Certifications of Chief Executive Officer and Chief Financial Officer

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted
            Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

Item 14. Principal Accountant Fees and Services

Audit Fees

     Moores Rowland Mazars, the Company's principal accountants, billed the Company $70,500 for the year ended June 30, 2004 and $62,180 for the year ended June 30, 2005 for professional services rendered by Moores Rowland Mazars for the audit of the Company's annual financial statements and review of financial statements included in the Company's Forms 10-QSB and services normally provided by Moores Rowland Mazars in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

     For the years ended June 30, 2005 and June 30, 2004, Moores Rowland Mazars did not provide the Company with any services for assurance and related services provided by Moores Rowland Mazars that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported above under "--Audit Fees."

Tax Fees

     For the years ended June 30, 2005 and June 30, 2004, Moores Rowland Mazars did not provide the Company with professional services for tax compliance, tax advice, and tax planning.

All Other Fees

     For the years ended June 30, 2005 and June 30, 2004, Moores Rowland Mazars did not bill the Company for products and services other than those described above.

Audit Committee Pre-Approval Policies

     The Board of Directors, which is performing the equivalent functions of an audit committee, currently does not have any pre-approval policies or procedures concerning services performed by Moores Rowland Mazars. All the services performed by Moores Rowland Mazars that are described above were pre-approved by the Board of Directors. Less than 50% of the hours expended on Moores Rowland Mazars' engagement to audit the Company's financial statements for the fiscal years ended June 30, 2005 and 2004 were attributed to work performed by persons other than Moores Rowland Mazar' full-time, permanent employees.

                                   SIGNATURES


     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            COL CHINA ONLINE INTERNATIONAL INC.


Date:  October 11,  2005                    By:      /s/ Chi Keung Wong
                                               ---------------------------------
                                               Chi Keung Wong,
                                               Chief Executive Officer and
                                               Chief Financial Officer

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date                                                Signatures
----                                                ----------



October 11, 2004                                      /s/ Kam Che Chan
                                                    ---------------------------
                                                    Kam Che Chan, Director



October 11, 2004                                      /s/ Anthony Ng
                                                    ---------------------------
                                                    Anthony Ng, Director



October __, 2004
                                                    ---------------------------
                                                    Paul Wong, Director



October 11, 2004                                      /s/ Qi Yu Zhang
                                                    ----------------------------
                                                    Qi Yu Zhang, Director

                        REPORT OF INDEPENDENT REGISTERED
                             PUBLIC ACCOUNTING FIRM



The Stockholders and Directors
COL China Online International Inc.




We have audited the accompanying consolidated balance sheets of COL China Online International Inc. (a Delaware Corporation) and its subsidiaries as of June 30, 2005 and 2004, and the related consolidated statements of operations, stockholders' deficiency and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of COL China Online International Inc. and subsidiaries as of June 30, 2005 and 2004, and the results of their operations and their cash flows for each of the two years then ended, in conformity with U.S. generally accepted accounting principles .

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




/s/ Moores Rowland Mazars


Chartered Accountants
Certified Public Accountants
Hong Kong
12 October 2005


                                  COL CHINA ONLINE INTERNATIONAL INC.
                                      CONSOLIDATED BALANCE SHEETS

                                                                       JUNE 30, 2005         JUNE 30, 2004
                                                                --------------------------   -------------
                                                                       (US$)          (Rmb)           Rmb
                                                               (Illustrative
ASSETS                                                                 only)
------                                                                 -----
CURRENT ASSETS:
    Cash                                                             72,245        598,654        101,532
    Accounts receivable, net of an allowance for doubtful
         accounts                                                     8,213         68,055         25,500
     Prepaid expense and other receivables                           32,195        266,786        396,307
     Net investment in the lease                                       --             --          988,293
                                                                -----------    -----------    -----------

             Total current assets                                   112,653        933,495      1,511,632

PROPERTY, OFFICE SPACE AND EQUIPMENT, net of accumulated
    depreciation and impairment of Rmb10,305,656
    (US$1,243,668) and Rmb1,574,810 (US$190,045),
    respectively                                                    153,333      1,270,592      1,728,383
                                                                -----------    -----------    -----------

TOTAL ASSETS                                                        265,986      2,204,087      3,240,015
                                                                ===========    ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                            95,450        790,945      1,202,312
    Advance deposit received                                           --             --          317,980
    Due to a minority stockholder                                    22,586        187,155        187,155
    Taxes payable                                                    24,122        199,889         91,977
                                                                -----------    -----------    -----------

             Total current liabilities                              142,158      1,177,989      1,799,424

NOTES PAYABLE:
    Majority Stockholder (Note 8a)                                9,246,072     76,617,572     71,059,244
                                                                -----------    -----------    -----------

             Total notes payable                                  9,388,230     77,795,561     71,059,244

Commitments and contingencies (Notes 3 & 9)

STOCKHOLDERS' DEFICIENCY:
    Common stock, US$0.001 par value, 100,000,000 shares
         authorized and 50,155,000 shares issued, outstanding        50,155        408,864        408,864
    Additional paid-in capital                                      146,507      1,214,118      1,214,118
    Accumulated deficit                                          (9,314,169)   (77,181,865)   (71,207,705)
    Other comprehensive loss                                         (4,737)       (32,591)       (33,930)
                                                                -----------    -----------    -----------

             Total stockholders' deficiency                      (9,122,244)   (75,591,474)   (69,618,653)
                                                                -----------    -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      265,986      2,204,087      3,240,015
                                                                ===========    ===========    ===========


                   See accompanying notes to these consolidated financial statements


                         COL CHINA ONLINE INTERNATIONAL INC.
                        CONSOLIDATED STATEMENTS OF OPERATIONS


                                              FOR THE YEAR ENDED     FOR THE YEAR ENDED
                                                 JUNE 30, 2005         JUNE 30,  2004
                                           --------------------------  --------------
                                                  (US$)          (Rmb)          (Rmb)
                                          (Illustrative
                                                  only)
NET REVENUES:
    Marketing fees, minority stockholder          --             --           43,741
    Telecommunication                          117,998        977,791        128,008
    In-store advertising                          --             --          171,600
                                           -----------    -----------    -----------

         Total revenues                        117,998        977,791        343,349

COST OF SALES:
    Telecommunication                           81,860        678,335        634,555
    In-store advertising                          --             --          111,958
                                           -----------    -----------    -----------

                                                81,860        678,335        746,513
                                           -----------    -----------    -----------

    Gross Margin                                36,138        299,456       (403,164)

OPERATING EXPENSES:
    Impairment                                    --             --            9,221
    General and administrative                 772,989      6,405,373      8,110,339
    Amortization and depreciation               59,106        489,781        597,968
                                           -----------    -----------    -----------

         Total operating expenses              832,095      6,895,154      8,717,528
                                           -----------    -----------    -----------

OPERATING LOSS                                (795,957)    (6,595,698)    (9,120,692)

    Lease income                                16,725        138,594        138,594
    Rental income                               57,926        480,000        222,000
    Other income                                   355          2,944          3,213
                                           -----------    -----------    -----------

LOSS BEFORE MINORITY INTEREST                 (720,951)    (5,974,160)    (8,756,885)

    Minority interest                             --             --             --
                                           -----------    -----------    -----------

NET LOSS                                      (720,951)    (5,974,160)    (8,756,885)

OTHER COMPREHENSIVE LOSS                          --             --             --
                                           -----------    -----------    -----------

COMPREHENSIVE LOSSES                          (720,951)    (5,974,160)    (8,756,885)
                                           ===========    ===========    ===========

BASIC AND FULLY DILUTED NET LOSS
 PER SHARE                                       (0.01)         (0.12)         (0.18)
                                           ===========    ===========    ===========

WEIGHTED AVERAGE COMMON SHARES              48,148,849     48,148,849     48,148,849
                                           ===========    ===========    ===========


          See accompanying notes to these consolidated financial statements


                                   COL CHINA ONLINE INTERNATIONAL INC.
                     CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                               FOR THE YEARS ENDED JUNE 30, 2004 AND 2005


                                                        ADDITIONAL                        OTHER
                                                           PAID-IN   ACCUMULATED  COMPREHENSIVE
                                  COMMON STOCK             CAPITAL       DEFICIT   INCOME/(LOSS)         TOTAL
                           -------------------------   -----------   -----------    -----------    -----------
                                Number          (Rmb)         (Rmb)         (Rmb)          (Rmb)          (Rmb)

Balances, June 30, 2003     50,155,000       408,864     1,214,118   (62,450,820)       (33,930)   (60,861,768)

Net loss                          --            --            --      (8,756,885)          --       (8,756,885)
                           -----------   -----------   -----------   -----------    -----------    -----------

Balances, June 30, 2004     50,155,000       408,864     1,214,118   (71,207,705)       (33,930)   (69,618,653)

Net loss                          --            --            --      (5,974,160)          --       (5,974,160)

Other comprehensive loss          --            --            --            --            1,339          1,339
                           -----------   -----------   -----------   -----------    -----------    -----------

Balances, June 30, 2005     50,155,000       408,864     1,214,118   (77,181,865)       (32,591)   (75,591,474)
                           ===========   ===========   ===========   ===========    ===========    ===========



                      See accompanying notes to these consolidated financial statements


                              COL CHINA ONLINE INTERNATIONAL INC.
                             CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                 FOR THE YEAR
                                                          FOR THE YEAR ENDED         ENDED
                                                            JUNE 30, 2005        JUNE 30, 2004
                                                       ------------------------  -------------
                                                             (US$)         (Rmb)         (Rmb)
                                                     (Illustrative
                                                             only)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               (720,951)   (5,974,160)   (8,756,885)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
     Loss on disposal of equipment                           --            --         206,687
     Amortization and depreciation                         59,106       489,781       607,189
     Change in operating assets and liabilities:
       Decrease (increase) in:
       Accounts receivables                                (5,135)      (42,555)       21,020
       Other assets                                        15,630       129,521       (96,355)
       Increase (decrease) in:
       Accounts payable and accrued expenses, and
        advance deposit received                          (88,016)     (729,347)   (1,108,490)
       Taxes payable                                       13,023       107,912       (98,565)
                                                       ----------    ----------    ----------

     Net cash used in operating activities               (726,343)   (6,018,848)   (9,225,399)

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of equipment                                    (4,222)      (34,990)     (850,113)
  Sales of equipment and properties                           362         3,000     2,026,486
  Expenditure on net investment in the lease                 --            --        (472,232)
  Lease payment received                                  119,265       988,293       988,293
                                                       ----------    ----------    ----------

     Net cash provided by investing activities            115,405       956,303     1,692,434

CASH FLOWS FROM FINANCING ACTIVITIES:
  Mortgage loans repayments                                  --            --        (860,612)
  Advances from Majority Stockholder                      670,769     5,558,328     7,981,379
  Net cash flow from minority stockholders                   --            --         (34,675)
                                                       ----------    ----------    ----------

     Net cash provided by financing activities            670,769     5,558,328     7,086,092
                                                       ----------    ----------    ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                       163         1,339          --
                                                       ----------    ----------    ----------

NET INCREASE (DECREASE) IN CASH                            59,994       497,122      (446,873)

CASH, beginning of period                                  12,251       101,532       548,405
                                                       ----------    ----------    ----------

CASH, end of period                                        72,245       598,654       101,532
                                                       ==========    ==========    ==========

NON-CASH INVESTING AND FINANCING ACTIVITIES:
  Issuance of common stock for acquisition of
   subsidiaries                                              --            --            --
                                                       ==========    ==========    ==========

CASH PAID FOR INTEREST                                       --            --          14,808
                                                       ==========    ==========    ==========


               See accompanying notes to these consolidated financial statements

                                            F - 4

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

     Because the Company's past business model of attempting to be the IT department for small and medium-sized business by offering a broad range of IT services and providing electronic commerce services had not been successful, the Company has developed a new business model and will focus on the provision of internet and telecommunication convergence solutions to its customers.

                       COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


2.   Significant Accounting Policies

     Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

     Basis of Accounting - The amounts included in the financial statements are presented in Renminbi ("Rmb") which is COL International's functional currency, unless otherwise indicated as US dollars, because the Company's major operations are primarily located in the PRC. For illustrative purposes, the consolidated balance sheet as of June 30, 2005, consolidated statement of operations, consolidated statement of stockholders' deficiency and consolidated statement of cash flows for the year then ended have been translated into US dollars at approximately 8.2865 Rmb to the dollar, which was the exchange rate at June 30, 2005.

     Concentration of Credit Risk - Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. COL's International accounts receivable include a limited number of customers. Financial instruments that subject the Company to credit risk consist principally of accounts receivable. The Company generally does not require collateral from its customers. Accounts receivable totaled Rmb25,500 and Rmb68,055 (US$8,213) as at June 30, 2004 and 2005, respectively and the Company has made no provision for doubtful accounts for the year ended June 30, 2004 and 2005. The management of the Company performs periodic credit evaluations on its customers' financial condition and believes that an allowance for doubtful accounts is sufficient.

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

     During the fiscal year 2005, most of COL International's operations were focused in Shanghai.

                       COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Cash Equivalents - COL International considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

     Property, Office Space and Equipment - Property, office space and equipment are recorded at cost. Depreciation is computed using the straight-line method over the estimated useful life of the assets, generally twenty years for property, three years for computer equipment and five years for office space and other equipment. Repairs and maintenance are charged to expense as incurred. Material expenditures, which increase the life of an asset, are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of equipment sold, or otherwise disposed of, and the related accumulated depreciation or amortization are removed from the accounts, and any gains or losses are reflected in current operations. Depreciation and impairment expense charged to operations was Rmb607,189 and Rmb489,781 (US$59,106) for the year ended June 30, 2004 and 2005 respectively.

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

                       COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

                       COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Comprehensive Income (Loss) - The Company accounts for comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined therein, refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. Accumulated other comprehensive loss for the year ended June 30, 2005 represented foreign currency translation adjustments.

     Net Loss Per Share - Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding.

     Pursuant to the Company's 2000 Stock Option Plan, options may be granted to purchase an aggregate of 4,000,000 shares of common stock to key employees and other persons who have or are contributing to the Company's success. As of June 30, 2005, no options had been granted under the 2000 plan.

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

     No capital leases exist as of June 30, 2005.

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

                       COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


3.   Continued Operations

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

     The Company has changed its business model to mainly focus on the provision of internet and telecommunication convergence solutions to its customers, which it believes will ultimately lead to profitable operations and enable the Company to continue operations. Furthermore, COL International believes its major stockholder will continue to provide funding during the forthcoming year.

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

     The Joint Venture entered into various agreements with its minority stockholder whereby the Joint Venture provides marketing and value added services in the operation of the minority stockholder's internet business in Shanghai and Wuhan, PRC through July 2004, subject to renewal at terms to be agreed between the minority stockholder and Migration. In return, the Joint Venture will share the related ISP revenue with the minority stockholder on a 50/50 basis. The arrangement with respect to Shanghai operation was ceased in July 2004, whereas the Wuhan operation was disposed in the fiscal year ended June 30, 2003.

     Amounts received from/paid to the minority stockholder are as follows:

                                                                    FOR THE
                                           FOR THE YEAR ENDED      YEAR ENDED
                                              JUNE 30, 2005      JUNE 30, 2004
                                           -------------------   -------------
                                            (US$)       (Rmb)        (Rmb)
                                       (Illustrative
                                            Only)
     Received from:
     Marketing and value added
       service fee income                    --           --         43,741
                                           ======      =======      =======

     Paid to:
     Management fee expense                  --           --           --
     Telecommunication expense               --           --        120,000
                                           ------      -------      -------

                                             --           --        120,000
                                           ======      =======      =======

                       COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.   Accounts Receivable

     The following information summarizes accounts receivable at:

                                                   June 30, 2005   June 30, 2004
                                                  ---------------- -------------
                                                    (US$)    (Rmb)      (Rmb)
                                            (Illustrative
                                                    Only)

     Trade receivables                             8,213    68,055     25,500
     Less: Allowance for doubtful accounts          --        --         --
                                                  ------    ------     ------

                                                   8,213    68,055     25,500
                                                  ======    ======     ======


6.   Prepaid expenses and other receivables

     The following information summarizes prepaid expenses and other receivables at:

                                                June 30, 2005      June 30, 2004
                                             --------------------  -------------
                                                 (US$)     (Rmb)       (Rmb)
                                         (Illustrative
                                                 Only)

     Rental deposit                            25,213     208,932     268,292
     Other receivables                         30,369     251,654     128,015
                                             --------    --------    --------

                                               55,582     460,586     396,307

     Less: Allowance for doubtful accounts    (23,387)   (193,800)       --
                                             --------    --------    --------

                                               32,195     266,786     396,307
                                             ========    ========    ========

                       COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


7.   Property, Office Space and Equipment

     Property, office space and equipment consists of the following:

                                              June 30, 2005        June 30, 2004
                                       --------------------------  -------------
                                              (US$)          (Rmb)         (Rmb)
                                      (Illustrative
                                              Only)

     Vehicles                               40,482        335,458       335,458
     Computer equipment                    734,300      6,084,780     6,052,790
     Computer software                     556,655      4,612,721     4,612,721
     Office furniture                       27,096        224,530       224,530
     Other equipment                       228,513      1,893,569     1,893,569
                                       -----------    -----------   -----------

                                         1,587,046     13,151,058    13,119,068
     Less : Accumulated depreciation
              and amortization          (1,243,668)   (10,305,656)   (9,815,875)
     Less : Impairment loss               (190,045)    (1,574,810)   (1,574,810)
                                       -----------    -----------   -----------

                                           153,333      1,270,592     1,728,383
                                       ===========    ===========   ===========

     All computer software was purchased from third parties.


8.   Payable To/(Receivable From) Related Parties

                                                                June 30, 2005        June 30, 2004
                                                         --------------------------  -------------
                                                                 (US$)      (Rmb)        (Rmb)
                                                         (Illustrative
                                                                 Only)
     Minority stockholder of Joint Venture                       --            --         (27,505)
     Minority stockholder of Shangyi                           22,586       187,155       214,660
     Majority stockholder of COL International (Note a)     9,246,072    76,617,572    71,059,244


     All payables with related parties are without interest or collateral.

     Note:
     -----

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

                       COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     There has been no change to the loan condition during the fiscal year ended June 30, 2005. In addition, during the year, Honview has undertaken to make available adequate funds to COL International as and when required to maintain COL International as a going concern.


9.   Commitments and Contingencies

     i) Operating Leases Payable - As of June 30, 2005, COL International has the following non-cancellable lease commitments for the year ending June 30:

                                                     June 30, 2005
                                               ---------------------------
                                                       (US$)          (Rmb)
                                               (Illustrative
                                                       Only)

          2006                                       35,395        293,298
                                               ============    ===========

          Rent expense charged to operations was Rmb1,147,228 and Rmb1,115,047 (US$134,562) for the year ended June 30, 2004 and 2005 respectively.

     ii) Operating Leases Receivable -A customer has the following noncancellable lease commitment to the Company as of June 30, 2005 which will be recorded as income as amounts are received:

                                                   As of June 30, 2005
                                               ---------------------------
                                                       (US$)          (Rmb)
                                               (Illustrative
                                                       Only)

          2006                                       36,024        300,000
                                               ============    ===========


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

10.  Taxes

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

     Migration operates in Hong Kong where the statutory tax rate is 17.5% (2004: 17.5%) on assessable income arising in Hong Kong. Migration is exempt from any BVI income taxes under BVI International Business Act for its operations being located only in Hong Kong.

     As of June 30, 2005, COL International has a net operating loss (NOL) carryforward for tax reporting purposes in the PRC of approximately Rmb52,000,000 (US$6,275,267). Under PRC taxation laws, NOL of each year can only be carried forward for a maximum of 5 years.

     Deferred income taxes are provided for differences between the tax and book basis of assets and liabilities as a result of temporary differences in the recognition of revenues or expenses for tax and financial reporting purposes, which relates primarily to certain items not currently deductible for tax purposes until paid.

     Deferred tax assets resulting from these differences, consist of the following:

                                         Hong Kong                              PRC
                                 -------------------------   ------------------------------------------
                                          June 30,                            June 30,
                                 -------------------------   ------------------------------------------
                                     2005          2004          2005           2005           2004
                                    (Rmb)         (Rmb)         (US$)          (Rmb)          (Rmb)
                                                           (Illustrative
                                                                    only)
     Net operating loss carry
         forwards                       --            --       1,945,167     16,118,630     16,691,786
     Other                              --            --          94,517        783,215      1,060,419
                                 -----------   -----------   -----------    -----------    -----------

     Deferred tax assets                --            --       2,039,684     16,901,845     17,752,205

     Less: Valuation allowance          --            --      (2,039,684)   (16,901,845)   (17,752,205)
                                 -----------   -----------   -----------    -----------    -----------

                                        --            --            --             --             --
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

                       COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


11.  Major Customers

     The following customers totaled more than 10% of sales:

                                                           Year ended June 30
                                                        -----------------------
                                                          2005           2004

     A                                                     25%            37%
     B                                                     14%             0%
     C                                                     13%             0%
     D                                                     13%             0%
     E                                                     10%             0%
     F                                                      0%            38%
     G (minority stockholder in the Joint Venture)          0%            13%
     H                                                      0%            12%


12.  Rental Income

     During the year, the Company received rental income from a company subject to common significant influence for an amount of Rmb150,000 and Rmb382,800 (US$46,195) for the year ended June 2004 and 2005 respectively.