Form 10QSB
period 2005-09-30
COL CHINA ONLINE INTERNATIONAL INC
filed 2005-11-16
CIK 1114274

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                  FORM 10 - QSB

                           --------------------------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                                    333-39208
                             ----------------------
                            (Commission File Number)

                For the quarterly period ended September 30, 2005

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
Yes   X   No
    -----    -----

Indicate by check market whether the registrant is a shell company (as defined
in Rule 12b-2 of the Exchange Act). Yes       No   X
                                        -----    -----

As of November 10, 2005, the Registrant had outstanding 50,155,000 shares of its common stock, par value $.001.

Transitional Small Business Disclosure Format (Check One):
Yes       No   X
    -----    -----

--------------------------------------------------------------------------------

                       COL China Online International Inc.


                                   FORM 10-QSB


                                 March 31, 2005


                                Table of Contents

                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

Item 1    Financial Statements:

          Condensed Consolidated Balance Sheets as of September 30, 2005
            (unaudited) and June 30, 2005                                   3

          Condensed Consolidated Statements of Operations for the three
            months ended September 30, 2005 and 2004 (unaudited)            4

          Condensed Consolidated Statements of Cash Flows for the three
            months ended September 30, 2005 and 2004 (unaudited)            5

          Notes to Condensed Consolidated Financial Statements              6

Item 2    Management's Discussion and Analysis or Plan of Operation         9

Item 3    Controls and Procedures                                          11


PART II.  OTHER INFORMATION

Item 1    Legal Proceedings                                                11

Item 2    Unregistered Sales of Equity Securities and Use of Proceeds      11

Item 3    Defaults Upon Senior Securities                                  11

Item 4    Submissions of Matters to a Vote of Security Holders             11

Item 5    Other Information                                                11

Item 6    Exhibits                                                         12

Signature Page                                                             13

Exhibit 31 Certifications
Exhibit 32 Certifications



                          PART I FINANCIAL INFORMATION

Item 1   Financial Statements

                                  COL CHINA ONLINE INTERNATIONAL INC.
                                 CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                                  SEPTEMBER 30,
                                                           JUNE 30, 2005         2005 (unaudited)
                                                            -----------    --------------------------
                                                               (Rmb)          (Rmb)            (US$)
                                                                                       (Illustrative
                                                                                               Only)
ASSETS

CURRENT ASSETS:
    Cash                                                        598,654        616,630         76,032
    Accounts receivable, net of an allowance for doubtful
         accounts                                                68,055         81,114         10,003
    Prepaid expense and other receivables                       266,786        156,257         19,267
                                                            -----------    -----------    -----------

             Total current assets                               933,495        854,001        105,302

PROPERTY, OFFICE SPACE AND EQUIPMENT, net of
    accumulated depreciation and impairment of
    Rmb11,896,441 (US$1,466,867) and Rmb107,557
    (US$13,262), respectively                                 1,270,592      1,147,059        141,436
                                                            -----------    -----------    -----------

TOTAL ASSETS                                                  2,204,087      2,001,060        246,738
                                                            ===========    ===========    ===========



LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                       790,945      1,408,376        173,656
    Due to a minority stockholder                               187,155        187,155         23,077
    Taxes payable                                               199,889        197,037         24,295
                                                            -----------    -----------    -----------

             Total current liabilities                        1,177,989      1,792,568        221,028

NOTES PAYABLE:
    Majority Stockholder                                     76,617,572     76,836,614      9,474,188

STOCKHOLDERS' DEFICIENCY:
    Common stock, US$0.001 par value, 100,000,000
         shares authorized, 50,155,000 shares
         issued, outstanding                                    408,864        408,864         50,414
    Additional paid-in capital                                1,214,118      1,214,118        149,704
    Accumulated deficit                                     (77,181,865)   (78,522,410)    (9,682,052)
    Accumulated other comprehensive loss / (gain)               (32,591)       271,306         33,456
                                                            -----------    -----------    -----------

             Total stockholders' deficiency                 (75,591,474)   (76,628,122)    (9,448,478)
                                                            -----------    -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                2,204,087      2,001,060        246,738
                                                            ===========    ===========    ===========


              See accompanying notes to these condensed consolidated financial statements

                                                Page 3



                          COL CHINA ONLINE INTERNATIONAL INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)



                                                           FOR THE THREE MONTHS ENDED
                                                           --------------------------
                                           SEPTEMBER 30,
                                               2004             SEPTEMBER 30, 2005
                                            -----------    --------------------------
                                                  (Rmb)          (Rmb)          (US$)
                                                                        (Illustrative
                                                                                Only)

NET REVENUES:
     Telecommunication                          160,078        365,579         45,077

COST OF SALES:
    Telecommunication                            82,814        347,697         42,872
                                            -----------    -----------    -----------

    Gross margin                                 77,264         17,882          2,205

OPERATING EXPENSES:
    General and administrative                2,413,859      1,235,430        152,332
    Amortization and depreciation               173,285        123,533         15,232
                                            -----------    -----------    -----------

         Total operating expenses             2,587,144      1,358,963        167,564
                                            -----------    -----------    -----------

OPERATING LOSS                               (2,509,880)    (1,341,081)      (165,359)

    Rental income                                  --             --             --
    Other income                                 35,943            536             66
                                            -----------    -----------    -----------

LOSS BEFORE MINORITY INTEREST                (2,473,937)    (1,340,545)      (165,293)

    Minority interest                              --             --             --
                                            -----------    -----------    -----------

NET LOSS                                     (2,473,937)    (1,340,545)      (165,293)
                                            ===========    ===========    ===========

COMPREHENSIVE LOSSES                         (2,473,937)    (1,340,545)      (165,293)
                                            ===========    ===========    ===========

BASIC AND FULLY DILUTED NET LOSS PER
 SHARE                                            (0.05)         (0.03)        (0.003)
                                            ===========    ===========    ===========

WEIGHTED AVERAGE COMMON SHARES               50,155,000     50,155,000     50,155,000
                                            ===========    ===========    ===========


      See accompanying notes to these condensed consolidated financial statements

                                        Page 4



                                COL CHINA ONLINE INTERNATIONAL INC.
                    CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                FOR THE THREE MONTHS ENDED
                                                          --------------------------------------
                                                         SEPTEMBER 30,
                                                             2004         SEPTEMBER 30, 2005
                                                          ----------    ------------------------
                                                                (Rmb)         (Rmb)         (US$)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                             (2,473,937)   (1,340,545)     (165,293)
     Adjustments to reconcile net loss to net cash used
      in operating activities:
         Loss on disposal of equipment                        15,100          --            --
         Amortization and depreciation                       173,285       123,533        15,232
         Change in operating assets and liabilities:
           Increase in:
              Accounts receivables                           (47,400)      (13,059)       (1,610)
              Other assets                                    10,392       110,529        13,629
           (Decrease) Increase in:
              Accounts payable and accrued expenses,
              and advance deposit received                   156,229       617,431        76,130
              Taxes payable                                   46,560        (2,852)         (352)
                                                          ----------    ----------    ----------

         Net cash used in operating activities            (2,119,771)     (504,963)      (62,264)
                                                          ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment                                   (47,090)         --            --
     Lease payments received                                 247,073          --            --
                                                          ----------    ----------    ----------

         Net cash provided in investing activities           199,983          --            --
                                                          ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Advances from Majority Stockholder                    2,131,317       219,042        27,009
     Minority stockholders interest and advance               27,505          --            --
                                                          ----------    ----------    ----------

         Net cash provided by financing activities         2,158,822       219,042        27,009
                                                          ----------    ----------    ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                         --         303,897        37,471
                                                          ----------    ----------    ----------

NET INCREASE IN CASH                                         239,034        17,976         2,216

CASH, beginning of period                                    101,532       598,654        73,816
                                                          ----------    ----------    ----------

CASH, end of period                                          340,566       616,630        76,032
                                                          ==========    ==========    ==========

CASH PAID FOR INTEREST                                          --            --            --
                                                          ==========    ==========    ==========


            See accompanying notes to these condensed consolidated financial statements

                                              Page 5

                       COL CHINA ONLINE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.        Company Organization and Operations
          -----------------------------------

          Nature of Operations - COL China Online International Inc. ("COL International" or the "Company") was incorporated as a Delaware corporation on February 22, 2000, for the purpose of acquiring and conducting the engineering services and internet related business of Migration Developments Limited, a British Virgin Islands Company ("Migration") and raising equity capital to be utilized in the business of Migration. Beginning around January 2004, the Company focused its business on internet and telecommunication convergence solutions and customer-specific solutions for the retail industry.

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

          Because the Company's past business model of attempting to be the IT department for small and medium-sized business by offering a broad range of IT services and providing electronic commerce services had not been successful, the Company has developed a new business model and now focus on the provision of internet and telecommunication convergence solutions to its customers.

                       COL CHINA ONLINE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2.        Basis of Presentation
          ---------------------

          The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements have been prepared on the same basis as the annual financial statements. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2005 which was filed October 13, 2005. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2005 and the results of its operations and cash flows for the three months period then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

          The amounts included in the financial statements are presented in Renminbi ("Rmb") which is COL International's functional currency, because COL International's operations are primarily located in the PRC. For illustrative purposes, the condensed consolidated balance sheet as September 30, 2005 and condensed consolidated statement of operations for the three months ended September 30, 2005 and condensed consolidated statement of cash flows for the three months ended September 30, 2005 have been translated into US dollars at approximately 8.1101 Rmb to the dollar, which was the exchange rate at September 30, 2005.


3.        Recently Issued Accounting Standards
          ------------------------------------

          There are no new accounting pronouncements for which adoption is expected to have a material effect on the Company's condensed consolidated financial statements.


4.        Comprehensive Income (Loss)
          ---------------------------

          The Company accounts for comprehensive income (loss) in accordance with SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined therein, refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. Accumulated other comprehensive loss for the quarter and three months period ended September 30, 2005, respectively, represented foreign currency translation adjustments.

                       COL CHINA ONLINE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.        Net Loss Per Share
          ------------------

          Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding.

          Pursuant to the Company's 2000 Stock Option Plan, options may be granted to purchase an aggregate of 4,000,000 shares of common stock to key employees and other persons who have or are contributing to the Company's success. As of September 30, 2005, no options had been granted under the 2000 plan.

Item 2 Management's Discussion and Analysis of Financial Condition and Results of Operations


This document contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. When used in this document, the words "expects", "anticipates", "intends" and "plans" and similar expressions are intended to identify certain of these forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed in this document. Factors that could cause or contribute to such difference include those discussed below and in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2005.


Overview

          COL China Online International, Inc. (the "Company" or "COL International") was formed for the purpose of acquiring and conducting the engineering services and the internet related business of Migration Development Limited, a British Virgin Islands Company ("Migration") and raising equity capital to be utilized in the business of Migration. Beginning in January 2004, because the Company's past business model was not successful, the Company has developed a new business model. The Company now focuses on the provision of internet and telecommunication convergence solutions to its customers with particular emphasis on customer-specific solutions for the retail industry.

          COL|Convergence (COLc) is a division responsible for provision of internet and communication convergence services to companies in China.

          The mission of COLc is to help its customers to obtain a communication environment they needed to be competitive. Normally, after a custom-made plan has been developed and is accepted by a client, COLc will continue to be responsible for the setting up and the running of that plan through the deployment of its experienced engineers and managers. The Company, through its Migration subsidiary, currently employs approximately 30 employees in China. The Company may recruit more staff should its plan of operations prove successful, of which there is no assurance.

          COLc is currently discussing possible engagement with a number of telecommunication network providers.

          Going concern - The Company has accumulated, since its commencement of business, significant deficit. Accordingly, the ability of the Company to continue operations as a going concern is dependent upon the continuing support from Honview International Limited ("Honview"), a former shareholder of Migration, which is now a major stockholder of the Company, until such time as, when or if, the combined entity of the Company and Migration achieve profitable operations and/or additional funds are raised in future private and public offerings.

          Currently, the Company has a negative cash flow from operating activities and is seeking additional financing in order to satisfy its cash requirements. The Company anticipates that it will require approximately Rmb3,000,000 (or approximately US$362,000) in financing during the next 12 months to satisfy its cash requirements for the development of the Company's new business plan.

Results of Operations

          Revenues for the three months ended September 30, 2005 represent the services commission revenues from ISP service and selling IP phone (collectively known as "telecommunication") of Rmb365,579 (US$45,077) compared to Rmb160,078 (US$19,316) for the three months ended September 30, 2004. The Company contracted with a telecommunication services company selling IDD (IP phone) to end-users and receives telecommunication services commission income from the agent, which is a percentage of monthly usage of the end users.

          For the three months period ended September 30, 2005, the Company had other income of Rmb536 (US$66) as compared to Rmb35,943 for the three months period ended September 30, 2004. "Other income" primarily represents interest income and miscellaneous income.

          General and administrative costs include salaries, rent, travel other overhead costs. For the three months ended September 30, 2005 and 2004, general and administrative costs totaled Rmb1,235,430 (US$152,332) and Rmb2,413,859, respectively. The decrease in general and administrative costs in 2005 was mainly a result of closing of the in-store advertising business.

          Amortization and depreciation expense for the three months ended September 30, 2005 and 2004 was Rmb123,533 (US$15,232) and Rmb173,285
respectively. The decrease is due to some fixed assets fully depreciated in last year.

          The Company has not recognized any future tax benefits resulting from its operating losses due to the uncertainty of future realization. No share of loss has been absorbed by minority shareholder for the three months ended September 30, 2005 and 2004 as its initial capital contribution was fully absorbed.

          The above has resulted in net losses of Rmb1,340,545 (US$165,293) and Rmb2,473,937 for the three months ended September 30, 2005 and 2004 respectively. The Company expects to continue to incur losses until its services are more fully developed and accepted in China.

Liquidity and Capital Resources

          COL's ability to continue operations is currently dependent upon continuing financial support from its majority stockholder. As of September 30, 2005 and June 30, 2005, the Company had a negative working capital of Rmb938,567 (US$115,726) and Rmb244,494 respectively. As of September 30, 2005, advances from the majority stockholder totaled Rmb76,836,614 (US$9,474,188). The Company's management believes the majority stockholder will continue to provide financial support to the Company, although the majority stockholder's agreement with the Company to provide financial support up to US$8 million expired on January 1, 2004.

          Cash used in operating activities for the three months ended September 30, 2005 was Rmb504,963 (US$62,264) as compared with Rmb2,119,771 for the three months ended September 30, 2004. The cash used in operations was to fund operating losses of Rmb1,340,545 (US$165,293) and Rmb2,473,937, generally offset by non-cash expenses related to amortization and depreciation of Rmb123,533 (US$15,232) and Rmb173,285 for the three months ended September 30, 2005 and 2004, respectively.

          Cash provided for investing activities was Rmb nil (US$nil) for the three months ended September 30, 2005 compared to the last corresponding period in 2004 of Rmb199,983. Cash provided for investing activities for the period ended September 30, 2004 was mainly received from the lease of computer equipment and software but no such income was earned for the quarter ended September 30, 2005, as the projected was completed in June 2005.

          Cash flows from financing activities have generally come from advances by the majority stockholder of the Company. During the three months ended September 30, 2005 and 2004, the majority stockholder has advanced Rmb219,042 (US$27,009) and Rmb2,131,317, respectively.

Critical Accounting Policies

          The Company's significant accounting policies are described in note 2 to the financial statements for the three ended September 30, 2005 and 2004 included in the accompanying financial statements and notes to consolidated financial statements. The Company believes its most critical accounting policies include accounting for provision for doubtful debts and impairment loss provision.

          No provision for impairment loss on fixed assets is made for the three months ended September 30, 2005 and the year ended June 30, 2005, respectively, because the recoverable amount of fixed assets is estimated to be higher than its carrying value at the respective period-end and year-end date by the management.

ITEMS 3   CONTROLS AND PROCEDURES

          Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with participation of the Company's management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14 (c) under the Securities Exchange Act of
1934). Based on his evaluation, as of September 30, 2005, our Chief Executive Officer and Principal Financial Officer has concluded that disclosure controls and procedures are, to the best of his knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of his evaluation, there were not significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                                           COL CHINA ONLINE INTERNATIONAL INC.


Date:      November 15, 2005               By:  /s/  Chi Keung Wong
                                              ---------------------------------
                                                     Chi Keung Wong
                                                     Chief Executive Officer
                                                     and Chief Financial Officer