Form 10QSB
period 2005-12-31
COL CHINA ONLINE INTERNATIONAL INC
filed 2006-02-17
CIK 1114274

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                             ----------------------

                                  FORM 10 - QSB
                             ----------------------

                  QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
                      THE SECURITIES EXCHANGE ACT OF 1934.

                                    333-39208
                            (Commission File Number)

                For the quarterly period ended December 31, 2005

                       COL China Online International Inc.
         ---------------------------------------------------------------
        (Exact name of small business issuer as specified in its charter)

           Delaware                                            52-2224845
 ---------------------------                              ---------------------
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


As of February 14, 2005, the Registrant had outstanding 50,155,000 shares of its common stock, par value $.001.

Transitional Small Business Disclosure Format (Check One):
Yes        No    X
   -----       -----
================================================================================

                       COL China Online International Inc.




                                December 31, 2005


                                Table of Contents

                                                                        Page No.
                                                                        --------

PART I.  FINANCIAL INFORMATION

Item 1     Financial Statements:
           Condensed Consolidated Balance Sheets as of
             December 31, 2005 (unaudited) and June 30, 2005                 1
             2005
           Condensed Consolidated Statements of Operations for
             the three and six months ended December 31, 2005
             and 2004 (unaudited)                                            2
           Condensed Consolidated Statements of Cash Flows for
              the six months ended December 31, 2005 and
              2004 (unaudited)                                               4
           Notes to Condensed Consolidated Financial Statements              5
Item 2     Management's Discussion and Analysis or Plan of Operation         7
Item 3     Controls and Procedures                                           9


PART II.  OTHER INFORMATION

Item 1     Legal Proceedings                                                10
Item 2     Unregistered Sales of Equity Securities and Use of Proceeds      10
Item 3     Defaults Upon Senior Securities                                  10
Item 4     Submissions of Matters to a Vote of Security Holders             10
Item 5     Other Information                                                10
Item 6     Exhibits                                                         10


Signature Page                                                              12
Exhibit 31 Certifications
Exhibit 32 Certifications



                                                PART I FINANCIAL INFORMATION

Item 1   Financial Statements

                                             COL CHINA ONLINE INTERNATIONAL INC.
                                           CONDENSED CONSOLIDATED BALANCE SHEETS



                                                                   JUNE 30, 2005         DECEMBER 31, 2005 (unaudited)
                                                                  --------------        -------------------------------
                                                                            (Rmb)            (Rmb)                (US$)
                                                                                                    (Illustrative Only)
ASSETS

CURRENT ASSETS:
    Cash                                                               598,654             951,836             117,991
    Accounts receivable, net of an allowance for doubtful
         accounts                                                       68,055              99,960              12,392
    Prepaid expense and other receivables                              266,786             364,961              45,241
                                                                   -----------         -----------         -----------

             Total current assets                                      933,495           1,416,757             175,624

PROPERTY, OFFICE SPACE AND EQUIPMENT, net of accumulated
    depreciation and impairment of Rmb12,022,627
    (US$1,490,339) and Rmb107,557 (US$13,333), respectively          1,270,592           1,056,253             130,935
                                                                   -----------         -----------         -----------

TOTAL ASSETS                                                         2,204,087           2,473,010             306,559
                                                                   ===========         ===========         ===========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                              790,945           1,080,996             134,000
    Due to a minority stockholder                                      187,155             187,155              23,200
    Taxes payable                                                      199,889             215,047              26,657
                                                                   -----------         -----------         -----------

             Total current liabilities                               1,177,989           1,483,198             183,857

NOTES PAYABLE:
    Majority Stockholder                                            76,617,572          78,272,308           9,702,730

STOCKHOLDERS' DEFICIENCY:
    Common stock, US$0.001 par value, 100,000,000 shares
         authorized, 50,155,000 shares issued, outstanding             408,864             408,864              50,683
    Additional paid-in capital                                       1,214,118           1,214,118             150,504
    Accumulated deficit                                            (77,181,865)        (79,252,768)         (9,824,268)
    Accumulated other comprehensive loss / (gain)                      (32,591)            347,290              43,053
                                                                   -----------         -----------         -----------

             Total stockholders' deficiency                        (75,591,474)        (77,282,496)         (9,580,028)
                                                                   -----------         -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                       2,204,087           2,473,010             306,559
                                                                   ===========         ===========         ===========

                         See accompanying notes to these condensed consolidated financial statements



                                      COL CHINA ONLINE INTERNATIONAL INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                FOR THE THREE MONTHS ENDED
                                               ------------------------------------------------------------
                                               DECEMBER 31, 2004                   DECEMBER 31, 2005
                                               -----------------        -----------------------------------
                                                           (Rmb)              (Rmb)                    (US$)
                                                                                         (Illustrative Only)

NET REVENUES:
     Telecommunication                               202,284                638,560                 79,157
     Marketing fee - PIERS                              --                   78,710                  9,757
                                                 -----------            -----------            -----------

                                                     202,284                717,270                 88,914

COST OF SALES:
    Telecommunication                                141,399                387,056                 47,980
     Marketing fee - PIERS                              --                   40,631                  5,037
                                                 -----------            -----------            -----------

                                                     141,399                427,687                 53,017
                                                 -----------            -----------            -----------

    Gross margin                                      60,885                289,583                 35,897

OPERATING EXPENSES:
    General and administrative                     1,415,080              1,095,570                135,808
    Amortization and depreciation                    173,286                126,187                 15,642
                                                 -----------            -----------            -----------

         Total operating expenses                  1,588,366              1,221,757                151,450
                                                 -----------            -----------            -----------

OPERATING LOSS                                    (1,527,481)              (932,174)              (115,553)

    Other income                                      35,121                    660                     82
                                                 -----------            -----------            -----------

LOSS BEFORE MINORITY INTEREST                     (1,492,360)              (931,514)              (115,471)

    Minority interest                                   --                     --                     --
                                                 -----------            -----------            -----------

NET LOSS                                          (1,492,360)              (931,514)              (115,471)
                                                 ===========            ===========            ===========

COMPREHENSIVE LOSSES                              (1,492,360)              (931,514)              (115,471)
                                                 ===========            ===========            ===========

BASIC AND FULLY DILUTED NET LOSS PER SHARE            (0.030)                (0.019)                (0.002)
                                                 ===========            ===========            ===========

WEIGHTED AVERAGE COMMON SHARES                    50,155,000             50,155,000             50,155,000
                                                 ===========            ===========            ===========

                  See accompanying notes to these condensed consolidated financial statements



                                    COL CHINA ONLINE INTERNATIONAL INC.
                        CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                  FOR THE SIX MONTHS ENDED
                                               -------------------------------------------------------------
                                               DECEMBER 31, 2004                   DECEMBER 31, 2005
                                               -----------------         -----------------------------------
                                                           (Rmb)               (Rmb)                    (US$)
                                                                                          (Illustrative Only)

NET REVENUES:
     Telecommunication                                 362,362              1,004,139                124,475
     Marketing fee - PIERS                                --                   78,710                  9,757
                                                   -----------            -----------            -----------

                                                       362,362              1,082,849                134,232

COST OF SALES:
    Telecommunication                                  224,213                734,753                 91,081
     Marketing fee - PIERS                                --                   40,631                  5,037
                                                   -----------            -----------            -----------

                                                       224,213                775,384                 96,118
                                                   -----------            -----------            -----------

    Gross margin                                       138,149                307,465                 38,114

OPERATING EXPENSES:
    General and administrative                       3,828,939              2,129,845                264,018
    Amortization and depreciation                      346,571                249,719                 30,955
                                                   -----------            -----------            -----------

         Total operating expenses                    4,175,510              2,379,564                294,973
                                                   -----------            -----------            -----------

OPERATING LOSS                                      (4,037,361)            (2,072,099)              (256,859)

    Other income                                        71,064                  1,196                    148
                                                   -----------            -----------            -----------

LOSS BEFORE MINORITY INTEREST                       (3,966,297)            (2,070,903)              (256,711)

    Minority interest                                     --                     --                     --
                                                   -----------            -----------            -----------

NET LOSS                                            (3,966,297)            (2,070,903)              (256,711)
                                                   ===========            ===========            ===========

COMPREHENSIVE LOSSES                                (3,966,297)            (2,070,903)              (256,711)
                                                   ===========            ===========            ===========

BASIC AND FULLY DILUTED NET LOSS PER SHARE              (0.079)                (0.041)                (0.005)
                                                   ===========            ===========            ===========

WEIGHTED AVERAGE COMMON SHARES                      50,155,000             50,155,000             50,155,000
                                                   ===========            ===========            ===========

                    See accompanying notes to these condensed consolidated financial statements



                                           COL CHINA ONLINE INTERNATIONAL INC.
                             CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                   FOR THE SIX MONTHS ENDED
                                                                     ---------------------------------------------------
                                                                     DECEMBER 31, 2004            DECEMBER 31, 2005
                                                                     -----------------     -----------------------------
                                                                               (Rmb)             (Rmb)             (US$)

CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                                            (3,966,297)       (2,070,903)         (256,711)
     Adjustments to reconcile net loss to net cash used
      in operating activities:
         Amortization and depreciation                                      314,581           249,719            30,955
         Change in operating assets and liabilities:                           --                --                --
           Increase in:
              Accounts receivables                                            7,650           (31,905)           (3,955)
              Other assets                                                  (51,924)          (98,175)          (12,170)
           (Decrease) Increase in: Accounts payable and accrued
               expenses, and advance deposit received                      (457,608)          290,051            35,955
              Taxes payable                                                 113,455            15,158             1,879
                                                                         ----------        ----------        ----------

         Net cash used in operating activities                           (4,040,143)       (1,646,055)         (204,047)

                                                                         ----------        ----------        ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment                                                     --             (35,380)           (4,386)
     Lease payments received                                                494,146              --                --
                                                                         ----------        ----------        ----------

         Net cash provided in investing activities                          494,146           (35,380)           (4,386)
                                                                         ----------        ----------        ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Advances from Majority Stockholder                                   3,667,931         1,654,736           205,123
     Minority stockholders interest and advance                              27,505              --                --
                                                                         ----------        ----------        ----------

         Net cash provided by financing activities                        3,695,436         1,654,736           205,123
                                                                         ----------        ----------        ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                        --             379,881            47,091
                                                                         ----------        ----------        ----------

NET INCREASE IN CASH                                                        149,439           353,182            43,781

CASH, beginning of period                                                   101,532           598,654            74,210
                                                                         ----------        ----------        ----------

CASH, end of period                                                         250,971           951,836           117,991
                                                                         ==========        ==========        ==========


CASH PAID FOR INTEREST                                                         --                --                --
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

          Migration was formed on May 18, 1998 and has two subsidiaries, Shenzhen Knowledge & Communications Co., Ltd. (formerly Shenzhen Rayes Electronic Systems Co., Ltd.) ("Joint Venture") and Shanghai Shangyi Science and Trade Information Consulting Co., Ltd. ("Shangyi"), in which it has 90% and 70% equity interests, respectively. The Joint Venture and Shangyi are Sino-foreign equity joint ventures in the People's Republic of China (PRC). Most of the operations of Migration are conducted through the Joint Venture, which did not commence substantive operations until the spring of 1999. The acquisitions of Joint Venture and Shangyi had been accounted for as purchases by Migration.

          Migration initially provided marketing and technical services for the Internet Service Provider (ISP) and value-added services generally related to the installation of computer network systems (i.e., Local Area Networks or LANs) in the PRC.

          Because the Company's past business model of attempting to be the IT department for small and medium-sized businesses by offering a broad range of IT services and providing electronic commerce services had not been successful, the Company developed a new business model and now focuses on providing internet and telecommunication convergence solutions to its customers.

                       COL CHINA ONLINE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2.        Basis of Presentation
          ---------------------

          The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements have been prepared on the same basis as the annual financial statements. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2005 which was filed October 13, 2005. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company as of December 31, 2005 and the results of its operations and cash flows for the three months and six months period then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

          The amounts included in the financial statements are presented in Renminbi ("Rmb") which is COL International's functional currency, because COL International's operations are primarily located in the PRC. For illustrative purposes, the condensed consolidated balance sheet as December 31, 2005 and condensed consolidated statement of operations for the three months and six months ended December 31, 2005 and condensed consolidated statement of cash flows for the six months ended December 31, 2005 have been translated into US dollars at approximately 8.06704 Rmb to the dollar, which was the exchange rate at December 31, 2005.

3.        Recently Issued Accounting Standards
          ------------------------------------

          There are no new accounting pronouncements for which adoption is expected to have a material effect on the Company's condensed consolidated financial statements.

4.        Comprehensive Income (Loss)
          ---------------------------

          The Company accounts for comprehensive income (loss) in accordance with SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined therein, refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. Accumulated other comprehensive loss for the three months and six months period ended December 31, 2005, respectively, represented foreign currency translation adjustments.

5.        Net Loss Per Share
          ------------------

          Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding.

          Pursuant to the Company's 2000 Stock Option Plan, options may be granted to purchase an aggregate of 4,000,000 shares of common stock to key employees and other persons who have or are contributing to the Company's success. As of December 31, 2005, no options had been granted under the 2000 plan.

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

Overview

     COL China Online International, Inc. (the "Company" or "COL International") was formed for the purpose of acquiring and conducting the engineering services and the internet related business of Migration Development Limited, a British Virgin Islands Company ("Migration") and raising equity capital to be utilized in the business of Migration. Because the Company's past business model was not successful, the Company developed a new business model in January 2004. The Company now focuses on providing internet and telecommunication convergence solutions to its customers with particular emphasis on customer-specific solutions for the retail industry.

     COL Convergence (COLc) is a division responsible for providing internet and communication convergence services to companies in China.

     The mission of COLc is to help its customers to obtain a communication environment they need to be competitive. Normally, after a custom-made plan has been developed and is accepted by a client, COLc will continue to be responsible for the setting up and the running of that plan through the deployment of its experienced engineers and managers. The Company, through its Migration subsidiary, currently employs approximately 45 employees, including 15 staff members responsible for sales of trade data products from Commonwealth Business Media, Inc. ("CBM") in China. In November 2005, COLc signed an Overseas Representative Agreement ("ORA") on revenue sharing basis with CBM to promote and market CBM's trade data products to end users in the region of Eastern China. Port Import Export Reporting Service ("PIERS"), a division of CBM, is legally authorized by the U.S. Customs and Border Protection (title 19, code of Federal Regulations, part 103.31) to collect and publish import/export information derived from manifests of vessels calling at U.S. ports. The ORA signed with CBM, subject to renewal upon consent by both parties, is for a period of two years commencing on November 21, 2005. The Company may recruit more staff should its plan of operations prove successful, of which there is no assurance.

     COLc is currently discussing possible engagement with a number of telecommunication network providers.

     Going concern - The Company has accumulated, since its commencement of business, significant deficit. Accordingly, the ability of the Company to continue operations as a going concern is dependent upon the continuing support from Honview International Limited ("Honview"), a former shareholder of Migration, which is now a major stockholder of the Company, until such time as, when or if, the combined entity of the Company and Migration achieves profitable operations and/or additional funds are raised in future private and public offerings. There is no assurance that the Company will continue to receive financing from Honview or that any future offerings of its securities will occur.

     Currently, the Company has a negative cash flow from operating activities and is seeking additional financing in order to satisfy its cash requirements. The Company anticipates that it will require approximately Rmb3,000,000 (or approximately US$362,000) in financing during the next 12 months to satisfy its cash requirements for the development of the Company's new business plan.

Results of Operations

     Three months period and six-months period ended December 31, 2005 compared to the same periods ended December 31, 2004.


Revenue                                   Three months ended                        Six months ended
                                          ------------------                        ----------------
                                    December 31,         December 31,        December 31,        December 31,
                                            2005                 2004                2005                2004
                                     (Unaudited)          (Unaduited)         (Unaudited)         (Unaudited)
                                             Rmb                  Rmb                 Rmb                 Rmb

Telecommunication income                638,560              202,284            1,004,139              362,362
Marketing fee - PIERS                    78,710                 --                 78,710                 --
                                      ---------            ---------            ---------            ---------

Total revenue                           717,270            1,134,339            1,082,849              362,362
                                      =========            =========            =========            =========


     Telecommunication income represents the services commission revenues received from providing ISP services and from sales of IP phone services. The Company has entered into contracts with telecommunication services companies, which authorize the Company to sell IDD (IP phone) services to end-users. The Company receives telecommunication services commission income from these companies, which is a percentage of the fees paid by the end-users for monthly usage of the phones.

     Marketing fee is derived from sales of trade data products from Commonwealth Business Media, Inc. ("CBM"). The Company contracted with CBM on revenue sharing basis to promote and market their trade data products to end users in the region of Eastern China. Marketing fee is recognized upon referring customer sales orders to CBM and is recognized on a net basis.

     For the three months and six months period ended December 31, 2005, the Company had other income of Rmb660 (US$82) and Rmb1,196 (US$148) as compared to Rmb35,121 and Rmb71,064 for the three months period and six months period ended December 31, 2004. "Other income" primarily represents interest income and miscellaneous income.

     General and administrative costs include salaries, rent, travel other overhead costs. For the three months ended December 31, 2005 and 2004, general and administrative costs totaled Rmb1,095,570 (US$135,808) and Rmb1,415,080 respectively. For the six months ended December 31, 2005 and 2004, general and administrative costs totaled Rmb2,129,845 (US$264,018) and Rmb3,828,939 respectively. The decrease in general and administrative costs in 2005 resulted mainly from the closing of the Company's in-store advertising business in 2004.

     Amortization and depreciation expense for the three months ended December 31, 2005 and 2004 was Rmb126,187 (US$15,642) and Rmb173,286 respectively. For the six months ended December 31, 2005 and 2004 was Rmb249,719 (US$30,955) and Rmb346,571 respectively. The decrease is due to the depreciation of certain assets in 2004.

     The Company has not recognized any future tax benefits resulting from its operating losses due to the uncertainty of future realization. No share of loss has been absorbed by the minority shareholder for the three months and six months ended December 31, 2005 and 2004 as its initial capital contribution was fully absorbed.

     The above has resulted in net losses of Rmb931,514 (US$115,471) and Rmb1,492,360 for the three months ended December 31, 2005 and 2004 respectively, compared to Rmb2,070,903 (US$256,711) and Rmb3,966,297 for the six months ended

December 31, 2005 and 2004. The Company expects to continue to incur losses until its services are more fully developed and accepted in China, of which there is no assurance.

Liquidity and Capital Resources

     COL's ability to continue operations is currently dependent upon continuing financial support from its majority stockholder. As of December 31, 2005 and June 30, 2005, the Company had a negative working capital of Rmb66,441 (US$8,233) and Rmb244,494 respectively. As of December 31, 2005, advances from the majority stockholder totaled Rmb78,272,308 (US$9,702,730). The Company's management believes the majority stockholder will continue to provide financial support to the Company, although the majority stockholder's agreement with the Company to provide financial support in an amount of up to US$8 million expired on January 1, 2004.

     Cash used in operating activities for the six months ended December 31, 2005 was Rmb1,646,055 (US$204,047) as compared with Rmb4,040,143 for the six months ended December 31, 2004. The cash used in operations was to fund operating losses of Rmb2,070,903 (US$256,711) and Rmb3,966,297, generally offset by non-cash expenses related to amortization and depreciation of Rmb249,719 (US$30,955) and Rmb346,571 for the six months ended December 31, 2005 and 2004, respectively.

     Cash used for investing activities was Rmb35,380 (US$4,386) for the six months ended December 31, 2005. Cash used for investing activities for the period ended December 31, 2005 was mainly due to the addition of new computer equipment.

     Cash flows from financing activities have generally come from advances by the majority stockholder of the Company. During the six months ended December 31, 2005 and 2004, the majority stockholder advanced Rmb1,654,736 (US$205,123) and Rmb3,667,931, respectively.

Critical Accounting Policies

     The Company's significant accounting policies are described in Note 2 to the financial statements for the three ended December 31, 2005 and 2004 included in the accompanying financial statements and notes to consolidated financial statements. The Company believes its most critical accounting policies include accounting for provision for doubtful debts and impairment loss provision.

     No provision for impairment loss on fixed assets is made for the three months and six month ended December 31, 2005, respectively, because the recoverable amount of fixed assets is estimated to be higher than its carrying value at the respective period-end and year-end date by the management.

Item 3   Controls and Procedures

     Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with participation of the Company's management, including our Chief Executive Officer, who is also our Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended). Based on his evaluation, as of December 31, 2005, our Chief Executive Officer/Chief Financial Officer has concluded that disclosure controls and procedures are, to the best of his knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of his evaluation, there were not significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                                            COL CHINA ONLINE INTERNATIONAL INC.


Date:      February 17, 2006                By:  /s/ Chi Keung Wong
                                                ----------------------
                                                Chi Keung Wong
                                                Chief Executive Officer and
                                                Chief Financial Officer