Form 10QSB
period 2006-03-31
COL CHINA ONLINE INTERNATIONAL INC
filed 2006-05-22
CIK 1114274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 — QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934.

333-39208
(Commission File Number)

For the quarterly period ended March 31, 2006

COL China Online International Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	52-2224845
(State or other jurisdiction of	(I.R.S. Employer
incorporation or organization)	Identification No.)

3176 South Peoria Court, Suite 100
Aurora, Colorado, 80014
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
Yes [ X ] No [     ]

As of May 11, 2006, the Registrant had outstanding 50,155,000 shares of its common stock, par value $.001.

Transitional Small Business Disclosure Format (Check One):
Yes [     ] No [ X ]

COL China Online International Inc.

FORM 10-QSB

March 31, 2006

Table of Contents

PART I.    FINANCIAL INFORMATION

		Page No.

Item 1	Financial Statements:
	Condensed Consolidated Balance Sheets as of March 31, 2006 (unaudited)
	and June 30, 2005	2
	Condensed Consolidated Statements of Operations for the three and nine months ended	3
	March 31, 2006 and 2005 (unaudited)
	Condensed Consolidated Statements of Cash Flows for the nine months ended	5
	March 31, 2006 and 2005 (unaudited)
	Notes to Condensed Consolidated Financial Statements	6
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	9
Item 3	Controls and Procedures	11

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	13
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	13
Item 3	Defaults Upon Senior Securities	13
Item 4	Submissions of Matters to a Vote of Security Holders	13
Item 5	Other Information	13
Item 6	Exhibits	13

Signature Page		14
Exhibit 31	Certifications
Exhibit 32	Certifications

PART I FINANCIAL INFORMATION

Item 1 Financial Statements

COL CHINA ONLINE INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2005	MARCH 31, 2006 (unaudited)
	(Rmb)	(Rmb)	(US$)
			(Illustrative Only)
Assets

CURRENT ASSETS:
Cash	598,654	798,527	99,378
Accounts receivable, net of an allowance for doubtful
accounts	68,055	42,117	5,243
Prepaid expense and other receivables	266,786	308,669	38,414

Total current assets	933,495	1,149,313	143,035

PROPERTY, OFFICE SPACE AND EQUIPMENT, net of
accumulated depreciation and impairment of Rmb12,148,813
(US$1,511,940) and Rmb107,557 (US$13,386), respectively	1,270,592	930,067	115,748

TOTAL ASSETS	2,204,087	2,079,380	258,783

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	790,945	1,333,822	165,995
Due to a minority stockholder	187,155	187,155	23,292
Taxes payable	199,889	206,795	25,736

Total current liabilities	1,177,989	1,727,772	215,023

NOTES PAYABLE:
Majority Stockholder	76,617,572	78,509,083	9,770,584

STOCKHOLDERS’ DEFICIENCY:
Common stock, US$0.001 par value, 100,000,000 shares
authorized, 50,155,000 shares issued, outstanding	408,864	408,864	50,884
Additional paid-in capital	1,214,118	1,214,118	151,099
Accumulated deficit	(77,181,865)	(80,184,922)	(9,979,145)
Accumulated other comprehensive loss / (gain)	(32,591)	404,465	50,338

Total stockholders’ deficiency	(75,591,474)	(78,157,475)	(9,726,824)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	2,204,087	2,079,380	258,783

COL CHINA ONLINE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	FOR THE THREE MONTHS ENDED
	MARCH 31, 2005	MARCH 31, 2006
	(Rmb)	(Rmb)	(US$)
			(Illustrative Only)
NET REVENUES:
Telecommunication	174,441	398,537	49,599
Marketing fee - PIERS	—	528,321	65,750

	174,441	926,858	115,349

COST OF SALES:
Telecommunication	(137,944)	(230,567)	(28,694)
Marketing fee – PIERS	—	(211,546)	(26,327)

	(137,944)	(442,113)	(55,021)

	36,497	484,745	60,328

OPERATING EXPENSES:
General and administrative	(1,052,598)	(1,291,442)	(160,722)
Amortization and depreciation	(173,286)	(126,186)	(15,704)

Total operating expenses	(1,225,884)	(1,417,628)	(176,426)

OPERATING LOSS	(1,189,387)	(932,883)	(116,098)

Other income	95,165	729	91

LOSS BEFORE MINORITY INTEREST	(1,094,222)	(932,154)	(116,007)

Minority interest	—	—	—

NET LOSS	(1,094,222)	(932,154)	(116,007)

COMPREHENSIVE LOSSES	(1,094,222)	(932,154)	(116,007)

BASIC AND FULLY DILUTED NET LOSS PER SHARE	(0.022)	(0.019)	(0.002)

WEIGHTED AVERAGE COMMON SHARES	50,155,000	50,155,000	50,155,000

COL CHINA ONLINE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	FOR THE NINE MONTHS ENDED
	MARCH 31, 2005	MARCH 31, 2006
	(Rmb)	(Rmb)	(US$)
			(Illustrative Only)
NET REVENUES:
Telecommunication	536,803	1,402,676	174,565
Marketing fee – PIERS	—	607,031	75,546

	536,803	2,009,707	250,111

COST OF SALES:
Telecommunication	(362,157)	(965,320)	(120,136)
Marketing fee – PIERS	—	(252,177)	(31,383)

	(362,157)	(1,217,497)	(151,519)

Gross margin	174,646	792,210	98,592

OPERATING EXPENSES:
General and administrative	(4,881,537)	(3,421,289)	(425,785)
Amortization and depreciation	(519,857)	(375,905)	(46,782)

Total operating expenses	(5,401,394)	(3,797,194)	(472,567)

OPERATING LOSS	(5,226,748)	(3,004,984)	(373,975)

Other income	166,229	1,927	240

LOSS BEFORE MINORITY INTEREST	(5,060,519)	(3,003,057)	(373,735)

Minority interest	—	—	—

NET LOSS	(5,060,519)	(3,003,057)	(373,735)

COMPREHENSIVE LOSSES	(5,060,519)	(3,003,057)	(373,735)

BASIC AND FULLY DILUTED NET LOSS PER SHARE	(0.101)	(0.060)	(0.007)

WEIGHTED AVERAGE COMMON SHARES	50,155,000	50,155,000	50,155,000

COL CHINA ONLINE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	FOR THE NINE MONTHS ENDED
	MARCH 31, 2005	MARCH 31, 2006
	(Rmb)	(Rmb)	(US$)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(5,060,519)	(3,003,057)	(373,735)
Adjustments to reconcile net loss to net cash used
in operating activities:
Amortization and depreciation	487,866	375,905	46,782
Change in operating assets and liabilities:	—	—	—
Decrease (Increase) in:
Accounts receivables	19,500	25,938	3,228
Prepaid expenses and other receivables	(58,145)	(41,883)	(5,212)
(Decrease) Increase in:
Accounts payable and accrued expenses,
and advance deposit received	(593,333)	542,877	67,562
Taxes payable	123,124	6,906	859

Net cash used in operating activities	(5,081,507)	(2,093,314)	(260,516)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	—	(35,380)	(4,403)
Lease payments received	741,220	—	—

Net cash provided by (used in) investing activities	741,220	(35,380)	(4,403)

CASH FLOWS FROM FINANCING ACTIVITIES:
Advances from Majority Stockholder	5,022,165	1,891,511	235,402
Minority stockholders interest and advance	27,505	—	—

Net cash provided by financing activities	5,049,670	1,891,511	235,402

EFFECT OF EXCHANGE RATE CHANGES ON CASH	—	437,056	54,392

NET INCREASE IN CASH	709,383	198,873	24,875

CASH, beginning of period	101,532	598,654	74,503

CASH, end of period	810,915	798,527	99,378

CASH PAID FOR INTEREST	—	—	—

COL CHINA ONLINE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Company Organization and Operations

Nature of Operations – COL China Online International Inc. (“COL International” or the “Company”) was incorporated as a Delaware corporation on February 22, 2000, for the purpose of acquiring and conducting the engineering services and internet related business of Migration Developments Limited, a British Virgin Islands Company (“Migration”) and raising equity capital to be utilized in the business of Migration. Beginning around January 2004, the Company focused its business on internet and telecommunication convergence solutions and customer-specific solutions for the retail industry.

In July 2001, the Company completed its initial public offering of common stock. The Company issued 1,655,000 shares of common stock in this offering at US$0.05 per share (approximately US$83,000). All net proceeds from this offering were used to pay costs associated with the offering.

On September 24, 2001, the Company acquired all the outstanding shares of common stock of Migration in exchange for 40.2 million shares of the Company’s common stock. As a result of the acquisition, Migration became a wholly owned subsidiary of the Company.

For financial reporting purposes, the acquisition of Migration by the Company on September 24, 2001 has been treated as a reverse acquisition. Migration is the continuing entity for financial reporting and the acquisition of the Company is considered a recapitalization and restructuring of Migration. On this basis, the historical financial statements prior to September 24, 2001 represent the financial statements of Migration. The historical stockholders’ equity accounts of the Company have been retroactively restated to reflect the issuance of 40,200,000 shares of common stock since inception of Migration and the issuance of 9,955,000 shares of stock upon the merger with the Company.

Migration was formed on May 18, 1998 and has two subsidiaries, Shenzhen Knowledge &Communications Co., Ltd. (formerly Shenzhen Rayes Electronic Systems Co., Ltd.) (“Joint Venture”) and Shanghai Shangyi Science and Trade Information Consulting Co., Ltd. (“Shangyi”), in which it has 90% and 70% equity interests, respectively. The Joint Venture and Shangyi are Sino-foreign equity joint ventures in the People’s Republic of China (PRC). Most of the operations of Migration are through the Joint Venture, which did not commence substantive operations until the Spring of 1999. The acquisitions of Joint Venture and Shangyi had been accounted for as purchases by Migration.

Migration initially provided marketing and technical services for the Internet Service Provider (ISP) and value-added services generally related to the installation of computer network systems (i.e., Local Area Networks or LANs) in the PRC.

Because the Company’s past business model of attempting to be the IT department for small and medium-sized business by offering a broad range of IT services and providing electronic commerce services had not been successful, the Company has developed a new business model and now focuses on the provision of internet and telecommunication convergence solutions to its customers.

2.   Basis of Presentation

The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements have been prepared on the same basis as the annual financial statements. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2005 which was filed October 13, 2005. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2006 and the results of its operations and cash flows for the three months and nine months period then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

The amounts included in the financial statements are presented in Renminbi (“Rmb”) which is COL International’s functional currency, because COL International’s operations are primarily located in the PRC. For illustrative purposes, the condensed consolidated balance sheet as March 31, 2006 and condensed consolidated statement of operations for the three months and nine months ended March 31, 2006 and condensed consolidated statement of cash flows for the nine months ended March 31, 2006 have been translated into US dollars at approximately 8.03525 Rmb to the dollar, which was the exchange rate at March 31, 2006.

3.   Recently Issued Accounting Standards

There are no new accounting pronouncements for which adoption is expected to have a material effect on the Company’s condensed consolidated financial statements.

4.   Comprehensive Income (Loss)

The Company accounts for comprehensive income (loss) in accordance with SFAS No. 130, “Reporting Comprehensive Income”. SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined therein, refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity. Accumulated other comprehensive loss for the three months and nine months periods ended March 31, 2006, respectively, represented foreign currency translation adjustments.

5.   Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common shares outstanding.

Pursuant to the Company’s 2000 Stock Option Plan, options may be granted to purchase an aggregate of 4,000,000 shares of common stock to key employees and other persons who have or are contributing to the Company’s success. As of March 31, 2006, no options had been granted under the 2000 plan.

Item 2    Management’s Discussion and Analysis of Financial Condition and Results of Operations

This document contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions. When used in this document, the words “expects”, “anticipates”, “intends” and “plans” and similar expressions are intended to identify certain of these forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed in this document. Factors that could cause or contribute to such difference include those discussed below and in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2005.

Overview

     COL China Online International, Inc. (the “Company” or “COL International”) was formed for the purpose of acquiring and conducting the engineering services and the internet related business of Migration Development Limited, a British Virgin Islands Company (“Migration”) and raising equity capital to be utilized in the business of Migration. Beginning in January 2004, because the Company’s past business model was not successful, the Company has developed a new business model. The Company now focuses on the provision of internet and telecommunication convergence solutions to its customers with particular emphasis on customer-specific solutions for the retail industry.

     COL Convergence (COLc) is a division responsible for provision of internet and communication convergence services to companies in China.

     The mission of COLc is to help its customers to obtain a communication environment in which they can be competitive. Normally, after a custom-made plan has been developed and is accepted by a client, COLc will continue to be responsible for the setting up and the running of that plan through the deployment of its experienced engineers and managers. The Company, through its Migration subsidiary, currently employs approximately 45 employees, including 15 staff members responsible for sales of trade data products from Commonwealth Business Media, Inc. (“CBM”) in China. In November 2005, COLc signed an Overseas Representative Agreement (“ORA”) on a revenue sharing basis with CBM to promote and market its trade data products to end users in the region of Eastern China. Port Import Export Reporting Service (“PIERS”), a division of CBM, is legally authorized by the U.S. Customs and Border Protection (title 19, code of Federal Regulations, part 103.31) to collect and publish import/export information derived from manifests of vessels calling at U.S. ports. The ORA signed with CBM, subject to renewal upon consent by both parties, is for a period of two years commencing from November 21, 2005. The Company may recruit more staff should its plan of operations prove successful, of which there is no assurance.

     COLc is currently discussing possible engagement with a number of telecommunication network providers.

     Going concern – The Company has accumulated, since its commencement of business, a significant deficit. Accordingly, the ability of the Company to continue operations as a going concern is dependent upon continuing support from Honview International Limited (“Honview”), a former shareholder of Migration, which is now a major stockholder of the Company, until such time as, when or if, the combined entity of the Company and Migration achieve profitable operations and/or additional funds are raised in future private and public offerings. There is no assurance that the Company will continue to receive financing from Honview or that any future offerings of its securities will occur.

     Currently, the Company has a negative cash flow from operating activities and is seeking additional financing in order to satisfy its cash requirements. The Company anticipates that it will require approximately Rmb3,000,000 (or approximately US$373,000) in financing during the next 12 months to satisfy its cash requirements for the development of the Company’s new business plan.

Results of Operations

     Three months period and nine-months period ended March 31, 2006 compared to the same periods ended March 31, 2005.

Revenue	Three months ended		Nine months ended
	March 31,	March 31,	March 31,	March 31,
	2006	2005	2006	2005
	(Unaudited)	(Unaduited)	(Unaudited)	(Unaudited)
	Rmb	Rmb	Rmb	Rmb
Telecommunication income	398,537	174,441	1,402,676	536,803
Marketing fee - PIERS	528,321	—	607,031	—

Total revenue	926,858	174,441	2,009,707	536,803

     Telecommunication income represents the services commission revenues from ISP services and selling IP phones. The Company contracted with telecommunication services companies selling IDD (IP phone) to end-users and receives telecommunication services commission income from the agents, which is a percentage of the fees paid by the end users for monthly usage of the phones.

     Marketing fee is derived from sales of trade data products from Commonwealth Business Media, Inc. (“CBM”). The Company contracted with CBM on a revenue sharing basis to promote and market its trade data products to end users in the region of Eastern China. The marketing fee is recognized upon referring customer sales orders to CBM and is recognized on a net basis.

     For the three months and nine months period ended March 31, 2006, the Company had other income of Rmb729 (US$91) and Rmb1,927 (US$240) as compared to Rmb95,165 and Rmb166,229 for the three months period and nine months period ended March 31, 2005. “Other income” primarily represents interest income and miscellaneous income.

     General and administrative costs include salaries, rent, travel and other overhead costs. For the three months ended March 31, 2006 and 2005, general and administrative costs totaled Rmb1,291,442 (US$160,722) and Rmb1,052,598 respectively. The increase in expenses was caused by an increase in head count for the “PIERS” project. For the nine months ended March 31, 2006 and 2005, general and administrative costs totaled Rmb3,421,289 (US$425,785) and Rmb4,881,537 respectively. The decrease in general and administrative costs mainly resulted from the close-down of the in-store advertising business in 2005.

     Amortization and depreciation expense for the three months ended March 31, 2006 and 2005 was Rmb126,186 (US$15,704) and Rmb173,286 respectively. For the nine months ended March 31, 2006 and 2005 amortization and depreciation expense was Rmb375,905 (US$46,782) and Rmb519,857 respectively. The decrease is due primarily to the fact that some fixed assets were fully depreciated in the prior year.

     The Company has not recognized any future tax benefits resulting from its operating losses due to the uncertainty of future realization. No share of loss has been absorbed by the minority shareholder for the three months and nine months ended March 31, 2006 and 2005 as its initial capital contribution was fully absorbed.

     The above has resulted in net losses of Rmb932,154 (US$116,007) and Rmb1,094,222 for the three months ended March 31, 2006 and 2005 respectively, compared to Rmb3,003,057 (US$373,735) and Rmb5,060,519 for the nine months ended March 31, 2006 and 2005. The Company expects to continue to incur losses until its services are more fully developed and accepted in China.

Liquidity and Capital Resources

     COL’s ability to continue operations is currently dependent upon continuing financial support from its majority stockholder. As of March 31, 2006 and June 30, 2005, the Company had a negative working capital of Rmb578,459 (US$71,988) and Rmb244,494 respectively. As of March 31, 2006, advances from the majority stockholder totaled Rmb78,509,083 (US$9,770,584). The Company’s management believes the majority stockholder will continue to provide financial support to the Company, although the majority stockholder’s agreement with the Company to provide financial support up to US$8 million expired on January 1, 2004.

     Cash used in operating activities for the nine months ended March 31, 2006 was Rmb2,093,314 (US$260,516) as compared with Rmb5,018,507 for the nine months ended March 31, 2005. The cash used in operations was to fund operating losses of Rmb3,003,057 (US$373,735) and Rmb5,060,519, generally offset by non-cash expenses related to amortization and depreciation of Rmb375,905 (US$46,782) and Rmb487,866 for the nine months ended March 31, 2006 and 2005, respectively.

     Cash used for investing activities was Rmb35,380 (US$4,386) for the nine months ended March 31, 2006. Cash used for investing activities for the period ended March 31, 2006 was mainly due to the addition of new computer equipment.

     Cash flows from financing activities have generally come from advances by the majority stockholder of the Company. During the nine months ended March 31, 2006 and 2005, the majority stockholder has advanced Rmb1,891,511 (US$235,402) and Rmb5,022,165, respectively.

Critical Accounting Policies

     The Company’s significant accounting policies are described in note 2 to the financial statements for the three months ended March 31, 2006 and 2005 included in the accompanying financial statements and notes to consolidated financial statements. The Company believes its most critical accounting policies include accounting for provision for doubtful debts and impairment loss provision.

     No provision for impairment loss on fixed assets is made for the three months and nine months ended March 31, 2006, respectively, because the recoverable amount of fixed assets is estimated to be higher than its carrying value at the respective period-end and year-end date by management.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements.

Item 3    Controls and Procedures

     Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with participation of the Company’s management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14 (c) under the Securities Exchange Act of 1934). Based on their evaluation, as of March 31, 2006, our Chief Executive Officer and Principal Financial Officer have concluded that disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were not significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II – OTHER INFORMATION

Item 1   Legal Proceedings

     None

Item 2    Unregistered Sales of Equity securities and Use of Proceeds

     None

Item 3    Defaults Upon Senior Securities

     None

Item 4 Submission of Matters to a Vote of Security Holders

     None

Item 5    Other Information

     None

Item 6 Exhibits

     Exhibits.

Exhibit No.               Description

3.1	Certificate Of Incorporation filed with the Delaware Secretary Of State effective as of February 22, 2000 (2)

3.2	Certificate Of Amendmet To The Certificate Of Incorporation filed with the Delaware Secretary Of State effective as of April 3, 2000 (2)

3.3	Amended And Restated Bylaws (3)

3.4	Sino-Foreign Joint Venture Contract (1)(2)

3.5	Articles Of Association of the Sino-Foreign Joint Venture (1)(2)

31	Certifications of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

________________

(1)	Translated into English from Chinese.

(2)	Incorporated by reference from the Company’s Registration Statement on Form SB-2 on June 13, 2000 (Registration No. 333-39208).

(3)	Incorporated by reference from Amendment No. 3 to the Company’s Registration Statement on Form SB-2 on January 17, 2001 (Registration No. 333-39208).

SIGNATURE

     Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date:   May 19, 2006

COL CHINA ONLINE INTERNATIONAL INC.

By: /s/ Chi Keung Wong Chi Keung Wong Chief Executive Officer and Chief Financial Officer