Form 10KSB
period 2006-06-30
COL CHINA ONLINE INTERNATIONAL INC
filed 2006-10-17
CIK 1114274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - KSB

(MARK ONE)
☒	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended June 30, 2006.

OR

☐	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM _______ TO _______.

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
Yes ☒ No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐No ☒

Check here if disclosure of delinquent filers in response to Item 405 of Regulation S-B is not contained in this form, and no disclosure will be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-KSB or any amendment to this Form 10-KSB. ☒

Issuer’s revenues for its most recent fiscal year: $660,622.

As of September 30, 2006, the aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $197,750. Because there is no public trading market for the issuer’s common stock, this calculation is based upon the sale price of $.05 per share of common stock sold in the Registrant’s initial public offering pursuant to a Registration Statement on Form SB-2/A declared effective by the U.S. Securities and Exchange Commission on February 8, 2001 (Registration No. 333-32908). Without asserting that any director or executive officer of the issuer, or the beneficial owner of more than five percent of the issuer’s common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

The number of shares of the registrant’s common stock, par value $.001 per share, outstanding as of October 10, 2006 was 50,155,000.

COL China Online International Inc.
10-KSB for the Year Ended June 30, 2006

i

PART I

Item 1. Business

Overview of COL International

COL China Online International Inc. (COL International) was formed on February 18, 2000 for the purpose of acquiring and conducting the engineering services and the internet related business of Migration Development Limited, a British Virgin Islands company (Migration), and raising equity capital to be utilized in the business of Migration. Beginning in approximately January 2004, the Company focused its business on internet and telecommunication convergence solutions and customer-specific solutions for the retail industry.

Initial Public Offering - In July 2001, the Company completed its initial public offering of common stock. The Company issued 1,655,000 shares of common stock in this offering at US$0.05 per share (approximately US$83,000). All net proceeds from this offering were used to pay costs associated with the offering.

Going concern - The ability of COL International to continue operations as a going concern is dependent upon continued support from Honview International Limited (Honview), a former shareholder of Migration, which is now a major stockholder of COL International, until such time as, when or if, the combined entity of COL International and Migration achieve profitable operations and/or additional funds are raised in future private and public offerings.

Acquisition - In September 2001, the Company acquired all the outstanding shares of common stock of Migration in exchange for 40.2 million shares of the Company’s common stock. As a result of the acquisition, Migration became a wholly-owned subsidiary of COL International. However, for accounting purposes, this transaction is treated as a reverse acquisition, whereby Migration was considered an acquirer.

Migration was formed on May 18, 1998 and has two subsidiaries, Shenzhen Knowledge & Communications Co., Ltd. (formerly Shenzhen Rayes Electronic Systems Co., Ltd.), referred to as Joint Venture, and Shanghai Shangyi Science and Trade Information Consulting Co., Ltd., referred to as Shangyi, in which it has 90% and 70% equity interests, respectively. The Joint Venture and Shangyi are Sino-foreign equity joint ventures in the People’s Republic of China, or the PRC. Most of the operations of Migration are through the Joint Venture, which did not commence substantive operations until the Spring of 1999.

Migration initially provided marketing and technical services for Internet Service Providers (ISP) and value-added services generally related to the installation of computer network systems (i.e., Local Area Networks or LANs) in the PRC.

Sale of Wuhan Operations - On July 5, 2002, COL International entered into a sales and purchase agreement with a third party to sell the Company’s Wuhan operations for an aggregate sales price of Rmb750,000 (approximately US$90,614). The sale included the entire ownership of the Wuhan Education Net and accounts receivables of Wuhan branch of the Joint Venture. The transaction resulted in a net gain of approximately Rmb375,439 (approximately US$45,360), which was recognized in the fiscal year ended June 30, 2003. The decision to sell the business of Wuhan branch was made after consideration of the past operating results of the branch.

Plan of Operations - Because the Company’s past business model was not successful, the Company developed a new business model in late 2003. Since this time, the Company has focused on the business of providing internet and telecommunication convergence solutions to its customers.

COL|Convergence, or COLc, is developing as a provider of communication services offering tailored solutions to multinational companies in China.

The mission of COLc is to help its customers obtain the communication environments they need to be able to be competitive. After a custom-made plan is developed for each client, COLc plans to deploy and manage the technology with its experienced staff of engineers and managers.

COLc is currently discussing possible engagement with a number of telecommunication network providers.

As of June 30, 2005, all assets and operations unrelated to the business of COL Convergence and COL Interactive had been disposed of. Thus, all financial statements for fiscal year ending June 30, 2006 do not include any assets or operations other than those of co-convergence and COL Interactive.

The Company has a negative cash flow from operating activities and is seeking additional financing in order to satisfy its cash requirements. The Company anticipates that it will require Rmb2,000,000 (or approximately US$249,000) in financing during the next 12 months to satisfy its cash requirements. COL International, through its Migration subsidiary, currently employs approximately 35 employees in China. The Company may recruit more staff should its plan of operations prove successful, of which there is no assurance.

We anticipate that there will be no significant purchases of equipment necessary in order to implement the Company’s new business plan.

Exchange Rate

In this report, references to “U.S. dollars,” “US$” or “$” are to U.S. currency and references to “Renminbi,” “RMB” or “Rmb” are to China’s currency. Solely for the convenience of the reader, this report contains translations of certain Renminbi amounts into U.S. dollars at specified rates. These translations should not be construed as representations that the Renminbi amounts actually represent such U.S. dollar amounts or could be converted into U.S. dollars at the rate indicated. The Rmb is not a freely convertible security. See “Risk Factors—A change in currency exchange and devaluation could substantially affect the Joint Venture’s operations.” Unless otherwise stated, conversion of amounts from Renminbi into United States dollars for the convenience of the reader has been made at the exchange rate of US$1.00 = Rmb8.03525, which was close to the exchange rate on June 30, 2006 and is not expected to have a material effect on the Company’s financial statement.

The following table sets forth certain information concerning exchange rates between Renminbi and U.S. dollars for the periods indicated:

	Noon Buying Rate (1)
Calendar Year	Period End	Average (2)	High	Low
	(Rmb per US$)
1996	8.3284	8.3387	8.5000	8.3267
1997	8.3099	8.3193	8.3260	8.3099
1998	8.2789	8.2969	8.3100	8.2778
1999	8.2795	8.2785	8.2800	8.2770
2000	8.2774	8.2784	8.2799	8.2768
2001	8.2766	8.2772	8.2783	8.2766
2002	8.2771	8.2769	8.2774	8.2765
2003	8.2776	8.2774	8.2800	8.2767
2004	8.2866	8.2871	8.2870	8.2468
2005	8.2865	8.2869	8.2868	8.2365
2006 (through June)	8.0353	8.0807	8.2666	7.9665

(1)	The noon buying rate in New York for cable transfers payable in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York.

(2)	Determined by averaging the rates on the last business day of each month during the relevant period.

Corporate Structure

Prior to January 1, 2004, our operations consisted primarily of internet related services, including business-to-business e-commerce, online distance learning, network engineering services, website hosting and ISP consulting. Because this past business model was not successful, the Company developed a new business model.

The Company is developing two IT businesses through two divisions. COL Convergence will focus on the provision of internet and telecommunication convergence solutions and COL Interactive will focus on providing customer-specific solutions for the retail industry. As of June 30, 2005, all assets and operations unrelated to the business of COL Convergence and COL Interactive had been disposed of. Thus, the financial statements for the period ending June 30, 2006, include only operations of COL Convergence and COL Interactive.

Most of the Company’s operations are conducted through the Joint Venture, Shenzhen Knowledge & Communications Co., Ltd. (formerly Shenzhen Rayes Electronic Systems Co., Ltd.), a Sino-foreign joint venture, of which Migration owns 90 percent of the equity interests.

Shenzhen Rayes Group Co., Ltd., or Rayes Group, a privately owned limited liability company incorporated in China, owns the other ten percent of the equity interests in the Joint Venture. Migration also owns 70 percent of the outstanding equity interests of Shanghai Shangyi Science and Trade Information Consulting Co., Ltd, which owns a Chinese website for trading construction materials. It was sold during 2003.

The following chart shows the corporate structure of COL International (inactive entities have been omitted):

Business of the Joint Venture

Prior to January 1, 2004, the Joint Venture conducted business in five principal areas, including: network engineering, web hosting, integrated solutions for small and medium sized enterprises, online services for export companies and business to business e-commerce. A more detailed account of those areas of business is set forth in the Company’s previous filings.

Because the Company’s past business model was not successful, the Company developed a new business model. The Company is developing two IT businesses through its two divisions, COL Convergence and COL Interactive. COL Convergence focuses on the business of providing internet and telecommunication convergence solutions, and COL Interactive focuses on providing customer-specific solutions for the retail industry.

COL Convergence Business Overview

The mission of COLc is to help its customers obtain the communication environments they need to be able to be competitive. After a custom-made plan isdeveloped for each client, COLc plans to deploy and manage the technology with its experienced staff of engineers and managers.

Term and Scope of Licenses

On September 15, 1999, the State Administration of Industry and Commerce granted the Joint Venture a certificate of approval to establish its enterprise and a business license with a business scope for “computer software, hardware and network systems, and the development of telecommunications hardware.” The term of the business license is for ten years beginning on December 11, 1997 to December 10, 2007, the date in which the Joint Venture, under the name Neihi Electronic Systems Co. Ltd.

Research and Development

In the year ended June 30, 2006, the Company did not incur any research and development costs as compared to Rmb 658,172 (US$79,427) during the year ended June 30, 2005, and Rmb 133,658 (US$16,128) during the year ended June 30, 2004. The Company did not incur any research and development costs during the years ended June 30, 2003 and 2002.

Employees

The Joint Venture is subject to the Sino-foreign Equity Joint Venture Enterprise Labour Management Regulations. In compliance with those regulations, the Joint Venture’s management may hire and discharge employees and make other determinations with respect to wages, welfare, insurance and discipline of employees. The Joint Venture will, as required by law, establish special funds for enterprise development, employee welfare and incentives, as well as a general reserve. In addition, the Joint Venture is required to provide its employees with facilities sufficient to enable the employees to carry out trade union activities.

The Joint Venture currently has 35 employees, all of whom are employed full time.

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

Distribution of Profits

After provision for social welfare funds for employees and provision for taxation, the profits, if any, of the Joint Venture will be available for distribution to the parties in proportion to their respective capital contributions. Any such distributions must be authorized by the Joint Venture’s board.

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

Resolution of Disputes

In the event of a dispute between the parties of the Joint Venture, attempts will be made to resolve the dispute through friendly consultation or mediation. In the absence of a friendly resolution, the parties have agreed that the matter will first be referred to the Shenzhen Committee of the International Economic and Trade Arbitration Commission, whose decisions are final and enforceable in Chinese courts. The losing party will be liable for the arbitration fees.

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

Disclosure Regarding Forward-Looking Statements and Cautionary Statements

Forward-Looking Statements

This Annual Report on Form 10-KSB includes “forward-looking statements.” All statements other than statements of historical fact included in this Annual Report, including without limitation under Item 1: “Business” and Item 6: “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding our financial position, business strategy, plans and objectives of our management for future operations and capital expenditures, and other matters, other than historical facts, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements and the assumptions upon which the forward-looking statements are based are reasonable, we can give no assurance that such expectations will prove to have been correct.

Additional statements concerning important factors that could cause actual results to differ materially from our expectations are disclosed in the following “Cautionary Statements” section and elsewhere in this Annual Report. All written and oral forward-looking statements attributable to us or persons acting on our behalf subsequent to the date of this Annual Report are expressly qualified in their entirety by the following Cautionary Statements.

Cautionary Statements

In addition to the other information contained in this Annual Report, the following Cautionary Statements should be considered when evaluating the forward-looking statements contained in this Annual Report:

Risks Concerning COL International

Our limited financial resources raise substantial doubt regarding our ability to continue our operations.

We cannot assure that we will achieve or sustain profitability or positive cash flows from our operating activities. COL International’s and Migration’s independent auditors have included an explanatory paragraph in their audit opinions indicating substantial doubt concerning COL International’s and Migration’s abilities to continue operations as a going concern.

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

The internet related business in which we intend to operate is characterized by rapid and significant technological advancements and introductions of new products and services using new technologies. As new technologies develop, we may be placed at a competitive disadvantage, and competitive pressures may force us to implement those new technologies at a substantial cost. If other companies implement new technologies before us, those companies may be able to provide enhanced capabilities and superior quality compared with what we are able to provide. We are at a special disadvantage vis-à-vis other companies that have been in the industry longer and/or were able to obtain substantial funding to further develop new technologies. We cannot ascertain that we will be able to respond to these competitive pressures and implement new technologies on a timely basis or at an acceptable cost. One or more of the technologies that we may implement in the future may become obsolete. If this occurs, our business, financial condition and results of operations could be materially adversely affected. If we are unable to utilize the most advanced commercially available technology, our business, financial condition and results of operations could be materially and adversely affected.

Our computer network is vulnerable to hacking, viruses and other disruptions causing delays or cessations in our services.

Inappropriate use of our internet services could jeopardize the security of confidential information stored in our computer system. Inappropriate use of the internet includes attempting to gain unauthorized access to information or systems—commonly known as “cracking” or “hacking.” Although we intend to implement security measures to protect our facilities, such measures could be circumvented. Alleviating problems caused by computer viruses or other inappropriate uses or security breaches may require interruptions, delays or cessation in our services. We do not carry “errors and omissions” or other insurance covering losses or liabilities caused by computer viruses or security breaches.

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

We have limited backup systems and redundancy and we may experience system failures and electrical outages from time to time, which may disrupt our operations. We do not presently have a disaster recovery plan in the event of damage from fire, floods, typhoons, earthquakes, power loss, telecommunications failures, break-ins and similar events. If any of these occur, we may experience a complete system shutdown. To improve performance and to prevent disruption of our services, we may have to make substantial investments to deploy additional servers or one or more copies of our websites to mirror our online resources. Although we carry property insurance with low coverage limits, our coverage may not be adequate to compensate us for all losses that may occur. To the extent we do not address the capacity restraints and redundancy described above, such constraints could have a material adverse effect on our business, results of operations and financial condition.

Privacy concerns may prevent us from selling demographically targeted advertising in the future, thus limiting our business plans.

To the extent we collect data, we cannot be certain that any trade secret, copyright or other protection will be available for such data or that others will not claim rights to such data.

Ad serving technology enables the use of “cookies,” in addition to other mechanisms, to deliver targeted advertising, to help compile demographic information, and to limit the frequency with which an advertisement is shown to the user. Cookies are bits of information keyed to a specific server, file pathway, or directory location that are stored on a user’s hard drive and passed to a website’s server through the user’s browser software. Cookies are placed on the user’s hard drive without the user’s knowledge or consent, but can be removed by the user at any time. Due to privacy concerns, some internet commentators, advocates and governmental bodies have suggested that the use of cookies be limited or eliminated. Any limitation on our ability to use cookies could impair our future targeting capabilities and adversely affect our business.

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

Management has controlling ownership of COL International that creates conflicts of interest.

Kam Che Chan, our Chairman of the board, and Paul Wong and Qi Yu Zhang, two of our directors, are considered beneficial owners of 45.7 percent, 45.7 percent and 34.7 percent, respectively, of our outstanding shares of common stock. Controlling ownership of our business by our directors could create conflicts of interest. Although management’s duties are directed to the best interests of COL International, we cannot guarantee that conflicts of interests will not arise.

We depend on some key employees, including our Chief Executive Officer and Chief Financial Officer.

Our success depends on the active participation of Chi Keung Wong, our Chief Executive Officer and Chief Financial Officer, among other key employees. The loss of the services of any of this individual or any of our other key employees could have a material adverse effect on us. We currently do not carry, and do not intend to carry in the future, “key man” insurance for any of our employees.

Risks of Doing Business in China

Our business operations take place primarily in China. Because Chinese laws, regulations and policies are continually changing, our Chinese operations will face several risks summarized below.

Limitations on Chinese economic market reforms may discourage foreign investment in Chinese businesses.

The value of investments in Chinese businesses could be adversely affected by political, economic and social uncertainties in China. The economic reforms in China in recent years are regarded by China’s central government as a way to introduce economic market forces into China. Given the overriding desire of the central government leadership to maintain stability in China amid rapid social and economic changes in the country, the economic market reforms of recent years could be slowed, or even reversed.

Any change in policy by the Chinese government could adversely affect investments in Chinese businesses. Changes in policy could result in imposition of restrictions on currency conversion, imports or the source of suppliers, as well as new laws affecting joint ventures and foreign-owned enterprises doing business in China. Although China has been pursuing economic reforms for the past two decades, events such as a change in leadership or social disruptions that may occur upon the proposed privatization of certain state-owned industries could significantly affect the government’s ability to continue with its reform.

We face economic risks in doing business in China.

As a developing nation, China’s economy is more volatile than that of developed Western industrial economies. It differs significantly from that of the U.S. or a Western European Country in such respects as structure, level of development, capital reinvestment, resource allocation and self-sufficiency.

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

However, there can be no assurance that, under some circumstances, the government’s pursuit of economic reforms will not be restrained or curtailed. Actions by the central government of China could have a significant adverse effect on economic conditions in the country as a whole and on the economic prospects for our Chinese operations.

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

In 1982, the National People’s Congress amended the Constitution of China to authorize foreign investment and guarantee the “lawful rights and interests” of foreign investors in China. However, China’s system of laws is not yet comprehensive.

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

It may be impossible to obtain swift and equitable enforcement of laws that do exist, or to obtain enforcement of the judgment of one court by a court of another jurisdiction. China’s legal system is based on written statutes; a decision by one judge does not set a legal precedent that is required to be followed by judges in other cases. In addition, the interpretation of Chinese laws may be varied to reflect domestic political changes.

The promulgation of new laws, changes to existing laws and the pre-emption of local regulations by national laws may adversely affect foreign investors. However, the trend of legislation over the last 20 years has significantly enhanced the protection of foreign investment and allowed for more control by foreign parties of their investments in Chinese enterprises. There can be no assurance that a change in leadership, social or political disruption, or unforeseen circumstances affecting China’s political, economic or social life, will not affect the Chinese government’s ability to continue to support and pursue these reforms. Such a shift could have a material adverse effect on our business and prospects.

China’s recent entry into the WTO is not yet fully integrated; China maintains strict restrictions on foreign investment in internet services.

In late 1999, China and the United States reached a bilateral agreement on China’s admission to the World Trade Organization, which regulates trading among its members. China became a member in 2001. China’s decision to become a member of the WTO is an indication of further changes in favor of foreign investment and trade. However, these changes are likely to be phased in over a period of several years. At the present time, China has not yet agreed to all aspects of WTO membership.

China has made commitments to the WTO in all major service categories, including internet services, agreeing to accede to the Basic Telecommunications And Financial Services Agreement. Under this agreement, China has agreed to implement competitive regulatory principles, including cost-based pricing, interconnection rights, and independent regulatory authority, as well as allowing foreign suppliers to use any technology they choose to provide. Under its WTO agreement concerning internet services, China currently allows no foreign investment in internet services, but will allow up to 50 percent foreign ownership in domestic services starting from 2003. Although China’s current commitments will allow further foreign investment and growth of our business in Shanghai, we cannot predict that China will comply with these commitments.

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

The telecommunications infrastructure in China is not fully developed. In addition, access to the internet is accomplished primarily by means of the government’s backbone of separate national interconnecting networks that connect with the international gateway to the internet, which is owned and operated by the Chinese government and is the only channel through which the domestic Chinese internet network can connect to the international internet network. Although private sector ISPs exist in China, almost all access to the internet is accomplished through ChinaNet, China’s primary commercial network, which is owned and operated by the Chinese government. The Rayes Group has the right to provide access to the internet through ChinaNet. As a result, we are required to depend on the Chinese government to establish and maintain a reliable internet infrastructure to reach a broad base of internet users in China. We will have no means of getting access to alternative networks and services, on a timely basis or at all, in the event of any disruption or failure. We cannot predict that the internet infrastructure in China will support the demands associated with continued growth. If the necessary infrastructure standards or protocols or complementary products, services or facilities are not developed by the Chinese government, our business could be materially and adversely affected.

Risks Relating to our Operations

The Joint Venture may be liquidated, which may negatively impact our operations.

The Joint Venture was established for an initial term of ten years, which expires on December 10, 2007, and may be extended by the mutual consent of the parties to the Joint Venture agreement, subject to the approval of the relevant Chinese authorities. In the event the term of the Joint Venture is not extended, it will be dissolved and liquidated subject to the provisions of the applicable law and the Joint Venture agreement. In addition, the Joint Venture may be liquidated prior to the expiration of its designated term of ten years upon the occurrence of certain other events. These events include a force majeure, as a result of which performance of the obligations of the parties under the Joint Venture agreement has become impossible, or due to losses suffered in successive years. If the Joint Venture is unable to continue operation and the members of the board of directors of the Joint Venture unanimously agree, it may be liquidated ahead of the expiration date of its initial term.

The Joint Venture has not yet achieved operating profitability.

The Joint Venture is attempting to achieve operating profitability. Its ability to sustain long-term profitability has not yet been tested. The Joint Venture also faces the risk of increased competition from other large internet service and content providers.

Any adverse changes to China’s internet industry and future changes to government relations regarding the internet industry and market in China could restrict our growth or profitability.

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

A change in currency exchange and devaluation could substantially affect the Joint Venture’s operations.

The Chinese government imposes controls on foreign exchange and China’s currency, the Renminbi, is not yet freely convertible into foreign currency. We believe that it may be another decade before the Chinese government permits the Renminbi to be freely convertible.

In 1993, the People’s Bank of China promulgated the Circular Concerning Extension of the Reform of the Foreign Exchange Control to launch measures for the adoption of a controlled floating exchange rate system based on market supply and demand. It also established an integrated and standardized inter-bank exchange market in order to enable the Renminbi to become freely convertible on a gradual basis. If certain prescribed conditions are met, an approved foreign invested enterprise may purchase foreign currencies from banks at the rate published by the Bank of China.

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

It is currently anticipated that, even if a market does develop, the price of the common stock will be low and also may be volatile. Many brokerage firms may not effect transactions and may not deal with low priced securities as it may not be economical for them to do so. This could have an adverse effect on developing and sustaining a market for our securities. In addition, there is no assurance that a stockholder will be able to use our securities as collateral.

If a market does develop, trading in the common stock, if any, will occur in the over-the-counter market.

Even if a market develops, our common stock may be subject to penny stock regulation.

The SEC has adopted rules that regulate broker-dealer practices in connection with transactions in “penny stocks.” Generally, penny stocks are equity securities with a price of less than $5.00 (other than securities registered on certain national securities exchanges or quoted on the Nasdaq system). Even if a market for the common stock develops, if our shares are traded for less than $5.00 per share, the shares will be subject to the SEC’s penny stock rules unless (1) our net tangible assets exceed $5,000,000 during the first three years of continuous operations or $2,000,000 after our first three years of continuous operations; or (2) we have had average revenue of at least $6,000,000 for the last three years. The penny stock rules require a broker-dealer, prior to a transaction in a penny stock not otherwise exempt from the rules, to deliver a standardized risk disclosure document prescribed by the SEC that provides information about penny stocks and the nature and level of risks in the penny stock market. The broker-dealer also must provide the customer with current bid and offer quotations for the penny stock, the compensation of the broker-dealer and its salesperson in the transaction and monthly account statements showing the market value of each penny stock held in the customer’s account. In addition, the penny stock rules require that prior to a transaction in a penny stock not otherwise exempt from those rules, the broker-dealer must make a special written determination that the penny stock is a suitable investment for the purchaser and receive the purchaser’s written agreement to the transaction. These requirements may have the effect of reducing the level of trading activity in the secondary market for a stock that becomes subject to the penny stock rules. Even if a market our shares develops, our shares may be subject to the penny stock rules and holders of the shares may find it difficult to sell them.

Item 2. Properties

COL maintains an office in the United States at 3176 South Peoria Court, Suite 100, Aurora, Colorado 80014 through COL’s North American representative. The cost is included in the $1,000 per month paid to the representative and this arrangement may be cancelled at any time.

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

PART II

Item 5. Market for Common Equity and Related Stockholder Matters

There is no established public trading market for any of COL International’s securities, and there is no assurance that a trading market will develop. To the extent that a trading market in the common stock develops, of which there is no assurance, it currently is anticipated that the common stock will be quoted on the Electronic Bulletin Board. It should be assumed that even if the common stock is eventually quoted on the Electronic Bulletin Board, of which there is no assurance, there will be an extremely limited trading market - and very little liquidity - for the common stock. As of September 30, 2006, the Company had approximately 331 shareholders of record.

Recent Sales of Unregistered Securities

Not applicable.

Equity Compensation Plan Information

Securities authorized for issuance under our equity compensation plans as of June 30, 2006 are as follows:

Equity Compensation Plan Table

	Number of securities to be issued upon exercise of outstanding option, warrants and rights	Weighted average exercise price of outstanding options, warrants and rights	Number of securities remaining available for future issuance
Equity compensation plans approved by security holders	0	0	4,000,000
Equity compensation plans not approved by security holders	n/a	n/a	n/a
Total:	0	0	4,000,000

Item 6. Management’s Discussion and Analysis or Plan of Operation

The following is COL International’s plan of operation and a discussion and comparison of the financial condition and results of operations of COL International as of June 30, 2006 and the periods then ended. These discussions should be read in conjunction with our financial statements, the notes to the financial statements, and the other financial data included elsewhere in this report.

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

Overview

COL China Online International, Inc. was formed for the purpose of acquiring and conducting the engineering services and the internet related business of Migration Development Limited, a British Virgin Islands Company (Migration) and raising equity capital to be utilized in the business of Migration. Prior to the acquisition of Migration on September 24, 2001, the Company was considered to be in the development stage, due to its limited operations and lack of revenues.

Initial Public Offering - In July 2001, the Company completed its initial public offering of common stock. The Company issued 1,655,000 shares of common stock in this offering at US$0.05 per share (approximately US$83,000). All net proceeds from this offering were used to pay costs associated with the offering.

Going concern - The ability of the Company to continue operations as a going concern is dependent upon the continuing support from Honview International Limited (Honview), a former shareholder of Migration, which is now a major stockholder of the Company, until such time as, when or if, the combined entity of the Company and Migration achieve profitable operations and/or additional funds are raised in future private and public offerings.

Acquisition -In September 2001, the Company acquired all the outstanding shares of common stock of Migration in exchange for 40.2 million shares of the Company’s common stock. As a result of the acquisition, Migration became a wholly owned subsidiary of the Company. However, for accounting purposes, this transaction is treated a reverse acquisition, whereby Migration was considered an acquirer.

Migration was formed on May 18, 1998 and has two subsidiaries, Shenzhen Knowledge & Communications Co., Ltd. (formerly Shenzhen Rayes Electronic Systems Co., Ltd.), referred to as Joint Venture, and Shanghai Shangyi Science and Trade Information Consulting Co., Ltd., referred to as Shangyi, in which it has 90% and 70% equity interests, respectively. The Joint Venture and Shangyi are Sino-foreign equity joint ventures in the People’s Republic of China, or the PRC. Most of the operations of Migration are through the Joint Venture, which did not commence substantive operations until the Spring of 1999.

Plan of Operations - Because the Company’s past business model of attempting to be the IT department for small and medium-sized business by offering a broad range of IT services and providing electronic commerce services has not been successful, the Company developed a new business model in late 2003. Since this time, the Company has focused on the business of internet and telecommunication convergence solutions to its customers.

As of June 30, 2005, all assets and operations unrelated to the business of COL Convergence and COL Interactive had been disposed of, and the financial results for fiscal year ending June 30, 2006 contain only operations and assets of COL Convergence and COL Interactive.

The mission of COLc is to help its customers obtain the communication environments they need to be competitive. After a custom-made plan is developed for each client, COLc plans to deploy and manage the technology with its experienced staff of engineers and managers.

The Company has a negative cash flow from operating activities and is seeking additional financing in order to satisfy its cash requirements. The Company anticipates that it will require approximately Rmb2,000,000 (or approximately US$249,000) in financing during the next 12 months to satisfy its cash requirements for the development of the Company’s new business plan. The Company, through its Migration subsidiary, currently employs approximately 35 employees in China. The Company may recruit more staff should its plan of operations prove successful, of which there is no assurance.

Results of Operations

Revenues for the year ended June 30, 2006 was the services commission revenues from telecommunication of Rmb4,344,744 (US$540,711) compared to services commission revenues from telecommunication of Rmb977,791 (US$117,998) for the year ended June 30, 2005 and marketing fee derived from sales of trade data products on revenue sharing basis of Rmb963,516 (US$119,911) for the year ended June 30, 2006. There was no marketing fee income recognized for the year ended June 30, 2005. The increase in services commission revenues from telecommunication was mainly due to the expansion in current business.

The ISP services business was terminated and transferred to a third party in September 2003 and lead to the significant decrease in the amount of marketing fee income. Current marketing fee income is related to the Joint Venture’s share of 50 percent of the revenues generated from ISP services owned by a minority shareholder, Rayes Group, and computer hosting of web sites for customers. The Company has not yet generated significant revenues from these lines of business, but is devoting substantial resources to developing this business. To date, most ISP services are paid by a limited number of individual dial-up customers and internet games centers in Shanghai, as well as a limited number of companies whose web sites are hosted by the Company. The Company also designs web sites for companies, however, insignificant revenue has been generated from this activity to date. To the extent that the Company designs and hosts a customer’s web sites, the related revenue from the design will generally be deferred and recognized over the hosting term of the contract or expected life of the customer, if longer.

For the year ended June 30, 2006, the Company had other income of Rmb2,634 (US$327) as compared to Rmb2,944 (US$355) for the year ended June 30, 2005. "Other income" primarily represents interest income and miscellaneous income. The net increase in other income is primarily due to an increase in miscellaneous income.

For the year ended June 30, 2005, the Company leased out a system of computer network and software for generating lease income, the cost of the system is approximately Rmb1,976,000 (US$238,456) and had been recorded in net investment in the lease including in the Company's consolidated balance sheet. The relevant lease income for the year ended June 30, 2005 was Rmb138,594 (US$16,723). There was no such income recognized for the year ended June 30, 2006.

Also during the year, because of the reduction in the Company’s need for office space, the Company has subleased more of its surplus area to related companies, which resulted in the increase in rental income from Rmb480,000 (US$57,926) for the fiscal year ended June 30, 2005 to Rmb912,500 (US$113, 562) for the year ended June 30, 2006. The sub-lease arrangement expired in November 2005 and we renewed it until December 2006.

General and administrative costs include salaries, rent, travel and other overhead costs. For the year ended June 30, 2006, general and administrative costs totaled Rmb6,466,905 (US$ 804,817) and totaled 6,405,373 (US$772,989) for the year ended June 30, 2005.

Amortization and depreciation expense for the year ended June 30, 2006 was Rmb417,365 (US$ 51,942) and was Rmb489,781 (US$59,106) for the year ended June 30, 2005. The decrease is due to some fixed assets that were already fully depreciated in 2006.

The Company has not recognized any future tax benefits resulting from its operating losses due to the uncertainty of future realization. No share of loss has been absorbed by minority shareholder for the year ended June 30, 2006 and 2005 as its initial capital contribution was fully absorbed.

The above has resulted in net losses of Rmb3,949,385 (US$491,508) for the year ended June 30, 2006 and Rmb5,974,160 (US$720,951) for the year ended June 30, 2005. The Company expects to continue to incur losses until its services are more fully developed and accepted in China.

Liquidity and Capital Resources

As of June 30, 2006, the Company had a negative working capital of Rmb453,274 (US$ 56,411) and a negative working capital of Rmb244,494 (US$29,505) as of June 30, 2005. As of June 30, 2006, advances from the majority stockholder totaled Rmb78,678,141 (US$9,791,623). The Company’s management believes the majority stockholder will continue to provide financial support to the Company, and the majority stockholder signed a note agreement to provide financial support up to US$8 million until January 1, 2005. During fiscal year 2006, Honview has undertaken to make available to COL International adequate funds as and when required to maintain COL International as a going concern. COL’s ability to continue operations is currently dependent upon continuing financial support from its majority stockholder.

Cash used in operating activities for the year ended June 30, 2006 was Rmb3,104,678 (US$386,381) as compared with 6,018,848 (US$726,343) for the year ended June 30, 2005. The cash used in operations was to fund operating losses of Rmb3,949,385 (US$491,508) for the year ended June 30, 2006, and Rmb5,974,160 (US$720,951) for the year ended June 30, 2005, generally offset by non-cash expenses related to amortization and depreciation of Rmb417,365 (US$51,942) for the year ended June 30, 2006, and Rmb489,781 (US$59,106) for the year ended June 30, 2005.

Cash flows from financing activities have generally come from advances by the majority stockholder of the Company. During the year ended June 30, 2006, the majority stockholder advanced Rmb2,748,169 (US$342,014) compared to his advance of Rmb5,558,328 (US$670,769) during the year ended June 30, 2005.

Critical Accounting Policies

The Company’s significant accounting policies are described in note 2 to the financial statements for the years ended June 30, 2006 and 2005 included in the Company’s Form 10-KSB in the accompanying financial statements and notes to consolidated financial statements. The Company believes its most critical accounting policies include accounting for provision for doubtful debts and impairment loss provision.

Item 7. Financial Statements

The financial statements and schedules that constitute Item 7 of this Annual Report on Form 10-KSB are included in Item 13 below.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

Not applicable.

Item 8A. Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with participation of the Company's management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14 (c) under the Securities Exchange Act of 1934). Based on their evaluation, as of June 30, 2006, our Chief Executive Officer and Principal Financial Officer have concluded that disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 8B. Other Information

Not applicable.
PART III

Item 9. Directors, Executive Officers, Promoters and Control Persons: Compliance with Section 16(a) of the Exchange Act

Directors and Officers

Our directors and executive officers are listed below, including their respective names, ages and positions with COL International. Each director, unless such director resigns or is removed, shall serve on the Company’s board until the next annual meeting or until his successor is duly elected and qualified. Each officer, unless officer resigns or is terminated, shall serve in his respective position until his successor is duly appointed and qualified.

Name	Age	Position with COL International
Kam Che Chan	57	Chairman of the Board
Chi Keung Wong	68	Chief Executive Officer, Chief Financial Officer and Chief Operating Officer
Anthony Ng	57	Director and Secretary
Paul Wong	56	Director
Qi Yu Zhang	48	Director

Kam Che Chan has served as a director and Chairman of the Company’s board since our formation in 2000. He has been the General Manager and a director of Hogan Industries Limited since 1989, which has operations in China, Vietnam, the U.S. and Mexico and nearly 5,000 staff members. In these capacities, Mr. Chan has been working in project management and marketing for Hogan Industries. After majoring in accounting at what is now Hong Kong Baptist University in Hong Kong, he spent 18 years working in several major certified public accounting firms in Hong Kong before moving into marketing and management.

Chi Keung Wong has been a director of the Joint Venture since 1999 and the Chief Financial Officer of the Joint Venture since 1999. Mr. Wong also has been a director and Chief Financial Officer of Migration since July 1998. Mr. Wong was appointed as Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer of the Company effective September 1, 2004. Mr. Wong has 40 years of experience as a financial controller and an auditor both in Australia and Hong Kong. He started his career in the audit department of Lowe Bingham & Mathews (now PricewaterhouseCoopers LLP) in 1960 after having graduated in Hong Kong in accounting. He was the Financial Controller for the YMCA of Darwin, Australia from 1984 through July 1998. Chi Keung Wong is the brother of Paul Wong, one of the directors of the Company.

Anthony Ng became the Secretary, and also was elected as a director, of the Company effective March 31, 2002. From March 31, 2002 to September 1, 2004 he served as the Chief Executive Officer of COL International. From 1996 to 1999, Mr. Ng was the Chief Executive Officer of Pan Pacific Strategy Corporation, a listed company in Canada, which is an investment company with investments mainly in the Asian region and the People’s Republic of China. From 1999 to 2001, Mr. Ng was the Chief Executive Officer of Zuespac Capital Partners Limited, which is a financial consulting company.

Paul Wong has been a director of the Company since our formation in 2000. He is the founder and has served as the Chairman of the board of directors of Hogan Industries Limited since 1982. Mr. Wong’s factories are suppliers of molded baby bottles to leading U.S. and European brand names as well as precision scale models to major airlines worldwide. His responsibilities include new product concepts regarding investments in high tech companies in Asia. Paul Wong is the brother of Chi Keung Wong, the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer.

Qi Yu Zhang has been a director of the Company since our formation in 2000. He became Chief Executive Officer of the Rayes Group in April 1997. Mr. Zhang was one of the founders and has served as a director of the Rayes Group since 1995. In these capacities, he has been responsible for the ISP and ICP development and operations of the Rayes Group in more than ten Chinese cities. Mr. Zhang also became the Chief Executive Officer and a director of Migration in July 1998. Mr. Zhang is a member of the Computer Engineering Application Association in China and has obtained advanced degrees after studying Computer Telecommunications at Xian Electronic Technology University.

Following are biographies of the directors and certain key employees of the Joint Venture:

Directors and other Key Employees of the Joint Venture

Kam Che Chan, 57, has been the Deputy Chairman of the board of the Joint Venture since 1999. Refer to his business experience above under the caption, “Directors and Officers.”

Xiang Yang Chang, 55, has been the General Manager of the Joint Venture’s Wuhan Office since 1999. Prior to this position, Mr. Chang was General Manager of the Rayes Group from 1993 to 1999. Mr. Chang has published several books and periodicals on computer communications. He was a Director of Research at Harbin University after graduating with advanced degrees in computer science in 1968. He has extensive administrative experience.

Liang Qiao, 32, has been a director and Deputy Chief Financial Officer of the Joint Venture since 1999. Mr. Qiao is a graduate of the Shanghai Finance University, where he studied investment finance management. He worked as an accountant during the early 1990s before joining the Rayes Group in 1996, where he ran the investment management department.

Chi Keung Wong, 68, has been a director of the Joint Venture since 1999 and the Chief Financial Officer of the Joint Venture since 1999. Refer to his business experience above under the caption, “Directors and Officers”.

Paul Wong has been a director of the Joint Venture since 1999. Refer to his business experience above under the caption, “Directors and Officers”.

Qi Yu Zhang has been the Chairman of the board of the Joint Venture since 1999. Refer to his business experience above under the caption, “Directors and Officers”.

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

Item 10. Executive Compensation

Summary Compensation Table

The following table sets forth in summary form the compensation received by Chi Keung Wong, our Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer. None of our employees and no employees of the Joint Venture received total salary and bonus in excess of $100,000 during the last fiscal year.

Summary Compensation Table

Long-Term Compensation
		Annual Compensation			Awards	Payouts
Name and Principal Position	Fiscal Year	Salary ($) (1)	Bonus ($)	Other Annual Compensation	Restricted Stock Awards ($)	Securities Underlying Options/SARs (#)	LTIP Payouts ($)	All Other Compensation ($)
Chi Keung Wong Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer	2006 2005 2004	$53,846 $53,846 $53,846	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0	0 0 0

(1)	The dollar value of base salary (cash and non-cash) estimated to be received. Mr. Wong became the Chief Executive officer effective September.

Employment Contracts and Termination Of Employment and Change-In-Control Arrangements

We do not have and currently are not planning to have any written employment contracts with respect to any of our directors, officers or other employees. We have no compensatory plan or arrangement that results or will result from the resignation, retirement, or any other termination of an executive officer’s employment or from a change-in-control of COL International or a change in an executive officer’s responsibilities following a change-in-control.

Employee Retirement Plans, Long-Term Incentive Plans, and Pension Plans

Other than our stock option plan that is described below under “2000 Stock Option Plan”, we have no employee retirement plan, pension plan, or long-term incentive plan to serve as incentive for performance to occur over a period longer than one fiscal year.

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

All options granted under the 2000 Plan will become fully exercisable on the date that the options are granted or other dates that the Option Committee determines and will continue for a period up to a maximum of ten years. Options granted pursuant to the 2000 Plan are not transferable during the optionee’s lifetime. Subject to the other terms of the 2000 Plan, the option committee has discretion to provide vesting requirements and specific expiration provisions with respect to the incentive options and non-qualified options granted. As of October 11, 2006, no options had been granted under the 2000 Plan.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Securities Act of 1934, as amended (the Exchange Act) requires our directors, executive officers and holders of more than 10% of our common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of ours. We believe that during the fiscal year ended June 30, 2006, our officers, directors and holders of more than 10% of our common stock complied with all Section 16(a) filing requirements. In making these statements, we have relied upon the written representation of our directors and officers and our review of the monthly statements of changes filed with us by our officers and directors.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Beneficial Ownership

As of September 30, 2006, there were 50,155,000 shares of common stock outstanding. The following table sets forth certain information as of September 30, 2006, by all executive officers and directors as a group, and by each other person known by us to be the beneficial owner of more than five percent of the common stock:

Name and Address of Beneficial Owner	No. of Shares Beneficially Owned (1)	Percentage of Shares Outstanding
Kam Che Chan (2) Flat D3, 5/F 36 Broadcast Drive Kowloon, Hong Kong	22,849,680	45.7%
Paul Wong (3) 32-2A Clovelly Court 12 May Road Hong Kong	22,849,680	45.7%
Qi Yu Zhang (4) 2811 City E. Station Lai Zhen Mansion 40 Fu Min Road, Fu Tian Area Shenzhen, PRC 518033	17,350,320	34.6%
First Strike Securities Limited (5) 18/F, Kam Sang Building 255-257 Des Voeux Road Central Hong Kong	17,350,320	34.7%
Honview International Limited (6) Room 1408, Lippo Sun Plaza 28 Canton Road Kowloon, Hong Kong	22,849,680	45.7%
Anthony Ng Apt. 305, 9015 Leslie Street Richmond Hill, Ontario Canada L4B 4J8	6,000,000	12.0%
All Executive Officers and Directors as a group (five persons) (2)(3)(4)	46,200,000	92.1%

(1)
“Beneficial ownership” is defined in the regulations promulgated by the SEC as having or sharing, directly or indirectly (A) voting power, which includes the power to vote or to direct the voting, or (B) investment power, which includes the power to dispose or to direct the disposition, of shares of the common stock of an issuer. Unless otherwise indicated, the beneficial owner has sole voting and investment power.

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

During the periods ended July 31, 1999 and July 31, 2000, Honview paid Rmb 4.6 million (or US$555,690) and Rmb 10 million (or US$1,208,000), respectively, on behalf of Migration for the Joint Venture to purchase certain equipment. Also during the period ended July 31, 1999, Honview paid Rmb 10 million (or US$1,208,000) on behalf of Migration for the Joint Venture’s capital contribution required to purchase intangibles from Rayes Group. Honview loaned Migration these amounts and other advances summing up to approximately US$3 million in the beginning of 2000 without interest or collateral. At that time, Honview agreed not to call its advances earlier than March 1, 2001. On October 10, 2000, the parties agreed to revise the terms to provide for the loan to be repayable only out of 20 percent of Migration’s pre-tax profits, if any, for each fiscal year of Migration that begins on or after July 1, 2001 with no other right of Honview for repayment. As a result of Migration becoming a wholly-owned subsidiary of COL International, the pre-tax profits and fiscal year described in the preceding sentence shall be those of COL International, with the pre-tax profits of COL International to be determined on a fully consolidated basis in accordance with U.S. generally accepted accounting principles.

Pursuant to the Loan Agreement, Honview agreed to lend Migration its cash needs, from time to time, at any time until January 1, 2004 up to an aggregate principal amount of US$8 million. As of June 30, 2004, advances from Honview totaled Rmb71,059,244 (US$8,574,371). As a result of Migration becoming a wholly-owned subsidiary of COL International, any amounts loaned from Honview prior to February 8, 2001, the effective date of the registration statement related to COL International’s initial public offering, may be paid at the option of Honview, by converting, at any time after October 10, 2001, part or all the unpaid principal amount of the loan into shares of COL International’s common stock, at a price equal to the greater of $1.20 per share or 90 percent of the average weighted trading price of the common stock for the 20 trading days preceding the date of notice of exercise of conversion. Any amounts loaned from Honview after the effective date of that registration statement may be paid, at the option of Honview, by converting, at any time after October 10, 2001, part or all the unpaid principal amount of the loan into shares of COL International’s common stock, at a price equal to the greater of $1.20 per share or 110 percent of weighted average trading price of common stock for the 20 trading days preceding the date of the loan. Since 2001, there were additional advances from Honview to COL. As of June 30, 2006, advances from Honview totaled Rmb78,678,141 (US$9,791,623) and no conversion regards to the advances.

In February 2000, we sold an aggregate of 7,050,000 shares of our common stock at a purchase price of $.001 per share in connection with the formation of COL International. Six million of these shares were sold to Anthony Ng, a promoter of COL International and currently the Secretary and a director of COL International. Mr. Ng also had paid cash expenses to professional service firms in the amount of approximately $89,000 on behalf of COL International prior to its incorporation. These amounts were recorded in the financial statements as “capital contribution by major stockholder.” Except for Mr. Ng being an advisor of Migration, he is not affiliated with any other company with which COL International has direct or indirect relationships.

During the period ended September 30, 2000, Honview paid US$70,000 on behalf of COL International in professional services and costs related to COL International’s initial public offering. Honview loaned COL International this amount without interest or collateral. On December 21, 2000, COL International and Honview agreed for the loan to be repayable only out of 20 percent of COL International’s pre-tax profits, if any, for each fiscal year of COL International that begins on or after July 1, 2001 with no other right of Honview for repayment. Pursuant to the loan agreement, Honview agreed to lend COL International its cash needs, from time to time, at any time until October 10, 2001 up to an aggregate principal amount of US$8 million. Any amounts loaned to COL International prior to February 8, 2001, the effective date of the registration statement related to COL International’s initial public offering, may be paid at the option of Honview, by converting, at any time after October 10, 2001, part or all the unpaid principal amount of the loan into shares of COL International’s common stock, at a price equal to the greater of $1.20 per share or 90 percent of the average weighted trading price of the common stock for the 20 trading days preceding the date of notice of exercise of conversion. Any amounts loaned to COL International after February 8, 2001 may be paid, at the option of Honview, by converting, at any time after October 10, 2001, part or all the unpaid principal amount of the loan into shares of COL International’s common stock, at a price equal to the greater of $1.20 per share or 110 percent of weighted average trading price of common stock for the 20 trading days preceding the date of the loan. As of June 30, 2001, Honview had made additional advances to COL International totaling US$247,000, and has made an additional advance of $30,000 after that date. Since 2001, there were additional advances from Honview to COL. As of June 30, 2006, advances from Honview totaled Rmb78,678,141 (US$9,791,623).

The Joint Venture entered into various agreements with its minority stockholder, Shenzhen Rayes Group Co., Ltd., whereby the Joint Venture provides marketing and value added services in the operation of the minority stockholder’s internet business in Shanghai, PRC through July 2004, subject to renewal at terms to be agreed between the minority stockholder and Migration. Migration has the right of first refusal to purchase the minority stockholder’s ownership interest in the ISP in Shanghai. Currently, however, foreign entities cannot own ISP operations in the PRC. One agreement stipulates that the Joint Venture will provide marketing and technical services to the minority stockholder’s ISP operations in Shanghai and Wuhan, PRC, and will share the related ISP revenues with the minority stockholder on a 50/50 basis. The Joint Venture paid its minority stockholder Rmb3,000,000 for these rights. As of June 30, 2005, the Company had disposed of all its interests in ISP operations.

A second agreement with the minority stockholder grants the Joint Venture access to the “COL China Online” brand name and network to allow the Joint Venture to provide enhanced and value added services related to the Internet. Under this agreement, the Joint Venture is not required to share revenues from these services with the minority stockholder. The Joint Venture paid the minority stockholder Rmb7,000,000 for these rights.

During the year, the Company received rental income from a company subject to common significant influence for an amount of Rmb912,500 (US$113,562) for the year ended June 30, 2006, and Rmb382,800 (US$46,195) for the year ended June 30, 2005.

Except as discussed above, since COL International’s inception on February 22, 2000, there were no transactions between COL International and its directors, executive officers or known holders of more than five percent of the common stock, or transactions by COL International in which any of the foregoing persons had a direct or indirect material interest, in which the amount involved exceeded $60,000.

Item 13. Exhibits and Reports on Form 8-K

The following is a complete list of Exhibits filed as part of this registration statement, which Exhibits are incorporated herein.

Number	Description

2.1	Stock Exchange Agreement between and among Migration Developments Limited, the Company and the shareholders of Migration Developments Limited dated June 8, 2000 (1)

3.1	Certificate Of Incorporation filed with the Delaware Secretary Of State effective as of February 22, 2000 (1)

3.2	Certificate of Amendment to the Certificate of Incorporation filed with the Delaware Secretary of State effective as of April 3, 2000 (1)

3.3	Amended and Restated Bylaws (4)

3.4	Sino-Foreign Joint Venture Contract (2) (1)

3.5	Articles of Association of the Sino-Foreign Joint Venture (1)

4.1	Specimen Common Stock Certificate (1)

10.1	Joint Venture Business License (2) (1)

10.2
Cooperation Agreement Regarding China Online's Internet Connection Service Commercial Business dated July 15, 1998 between Neihi Electronic Systems Co., Ltd. (now known as the JV) and Rayes Group (2) (1)

10.3	Cooperation Agreement Regarding China Online's Internet Content Service Commercial Business dated July 15, 1998 between Neihi Electronic Systems Co., Ltd. (now known as the JV) and Rayes Group (2) (1)

10.4	Cooperation Agreement for Dissemination of Educational Resources between the JV and Wuhan City No.2 Secondary School to establish Education Net dated January 7, 2000 (2) (1)

10.5	Cooperation Agreement for Transmission of Education Materials between the JV and Wuhan Cable TV to provide Education Net infrastructure dated March 10, 2000 (2) (1)

10.6	Purchase Agreement between the JV, Shanghai Togji Construction Materials Technology Sales Service Co., Ltd. and other parties specified thereby dated October 22, 1999 (2) (1)

10.7	2000 Stock Option Plan* (1)

10.8	Form of Subscription Agreement (1)

10.9	Form of Escrow Agreement between the Company and American Securities Transfer and Trust, Inc. (1)

10.10	Form of Migration's Convertible Promissory Note (3)

10.11	Migration's Loan Agreement dated October 10, 2000 (3)

10.12	Sino-Foreign Joint Venture Agreement dated July 7, 2000 between Migration and Shanghai Dongyi Scientific Technology Engineering Co. (3)

10.13	Share Purchase Agreement dated July 17, 2000 between Shanghai Shangyi Science and Trade Information Consulting Co., Ltd. and Shanghai Tongji Construction Materials Sales and Services Co., Ltd. (3)

10.14	Lease Agreement for Rental of Office Premises dated April 25, 2000 (3)

10.15	COL International's Loan Agreement dated December 21, 2000 (4)

21	Subsidiaries of the Registrant (5)

31	Rule 13a-14(a)/15a-14(a) Certifications of Chief Executive Officer and Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Designates a management contract or compensatory plan required to be filed as an Exhibit to this Report on Form 10-KSB

(1)	Incorporated by reference from the Company’s Form SB-2 Registration Statement dated June 13, 2000 (File No. 333-39208)

(2)	Translated into English from Chinese

(3)	Incorporated by reference from the Company’s Amendment No. 2 to Form SB-2 Registration Statement dated October 19, 2000 (File No. 333-39208)

(4)	Incorporated by reference from the Company’s Amendment No. 3 to Form SB-2 Registration Statement dated January 17, 2001 (File No. 333-39208)

(5)	Incorporated by reference from the Company’s Form 10-KSB dated November 15, 2001 for the year ended June 30, 2001 (File No. 333-39208)

Item 14. Principal Accountant Fees and Services

Audit Fees

Moores Rowland Mazars, the Company’s principal accountants, billed the Company $62,180 for the year ended June 30, 2005 and $65,385 for the year ended June 30, 2006 for professional services rendered by Moores Rowland Mazars for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Forms 10-QSB and services normally provided by Moores Rowland Mazars in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

For the years ended June 30, 2006 and June 30, 2005, Moores Rowland Mazars did not provide the Company with any services for assurance and related services provided by Moores Rowland Mazars that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported above under “—Audit Fees.”

Tax Fees

For the years ended June 30, 2006 and June 30, 2005, Moores Rowland Mazars did not provide the Company with professional services for tax compliance, tax advice, and tax planning.

All Other Fees

For the years ended June 30, 2006 and June 30, 2005, Moores Rowland Mazars did not bill the Company for products and services other than those described above.

Audit Committee Pre-Approval Policies

The Board of Directors, which is performing the equivalent functions of an audit committee, currently does not have any pre-approval policies or procedures concerning services performed by Moores Rowland Mazars. All the services performed by Moores Rowland Mazars that are described above were pre-approved by the Board of Directors. Less than 50% of the hours expended on Moores Rowland Mazars’ engagement to audit the Company’s financial statements for the fiscal years ended June 30, 2006 and 2005 were attributed to work performed by persons other than Moores Rowland Mazar’ full-time, permanent employees.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COL CHINA ONLINE INTERNATIONAL INC.

Date: October 17, 2006    By:  /s/ Chi Keung Wong
Chi Keung Wong,
Chief Executive Officer and
Chief Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date	Signatures
October 17, 2006	/s/ Kam Che Chan
Kam Che Chan, Director
October 17, 2006	/s/ Anthony Ng
Anthony Ng, Director
October 17, 2006	/s/ Paul Wong
Paul Wong, Director
October 17, 2006	/s/ Qi Yu Zhang
Qi Yu Zhang, Director

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

The Stockholders and Directors
COL China Online International Inc.

We have audited the accompanying consolidated balance sheets of COL China Online International Inc. (a Delaware Corporation) and its subsidiaries as of June 30, 2006 and 2005, and the related consolidated statements of operations, stockholders' deficiency and cash flows for each of the two years then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial state-ments. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of COL China Online International Inc. and subsidiaries as of June 30, 2006 and 2005, and the results of their operations and their cash flows for each of the two years then ended, in conformity with U.S. generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company’s ability to continue as a going concern is dependent upon several factors, including, but not limited to, continued financial support by the major stockholder, raising additional capital, increasing revenue, and achieving and maintaining profitable operations. These factors raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Chartered Accountants
Certified Public Accountants
Hong Kong
13 October 2006

COL CHINA ONLINE INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	June 30, 2006		June 30, 2005
	(US$)	Rmb	Rmb
ASSETS	(Illustrative only)

Current Assets:
Cash	24,920	200,238	598,654
Accounts receivable, net of an allowance for doubtful accounts	2,129	17,110	68,055
Deposits and other receivables	63,091	506,948	266,786

Total current assets	90,140	724,296	933,495

Property, Office Space and Equipment, net of accumulated depreciation and impairment of Rmb10,589,897 (US$1,317,930) and Rmb1,712,176 (US$213,083) respectively (Note 7)	28,713	230,716	1,270,592

Total Assets	118,853	955,012	2,204,087

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	117,381	943,184	790,945
Due to a minority stockholder	-	-	187,155
Tax payable	29,170	234,386	199,889

Total current liabilities	146,551	1,177,570	1,177,989

Non-Current Liabilities:
Payable to Majority Stockholder (Note 8a)	9,791,623	78,678,141	76,617,572

Other loan	18,668	150,000	-

Total non-current liabilities	9,810,291	78,828,141	76,617,572

Commitments and contingencies (Notes 3 & 9)

Stockholders’ Deficiency:
Common stock, US$0.001 par value, 100,000,000 shares authorized and 50,155,000 shares issued, outstanding	50,155	408,864	408,864
Additional paid-in capital	146,507	1,214,118	1,214,118
Accumulated deficit	(10,096,917)	(81,131,250)	(77,181,865)
Other comprehensive income (loss)	62,266	457,569	(32,591)

Total stockholders’ deficiency	(9,837,989)	(79,050,699)	(75,591,474)

Total Liabilities and Stockholders’ Deficiency	118,853	955,012	2,204,087

See accompanying notes to these consolidated financial statements

COL CHINA ONLINE INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	For the Year Ended June 30, 2006		For the Year Ended June 30, 2005
	(US$)	(Rmb)	(Rmb)
	(Illustrative only)
Net Revenues:
Telecommunication	540,711	4,344,744	977,791
Marketing fee - PIERS	119,911	963,516	-

Total revenues	660,622	5,308,260	977,791

Cost of Sales:
Telecommunication	376,710	3,026,957	678,335
Marketing fee - PIERS	41,615	334,388	-

	418,325	3,361,345	678,335

Gross Margin	242,297	1,946,915	299,456

Operating Expenses:
General and administrative	804,817	6,466,905	6,405,373
Amortization and depreciation	51,942	417,365	489,781
Provision for impairment loss on Property, Office Space and Equipment	30,481	244,924	-

Total operating expenses	887,240	7,129,194	6,895,154

Operating loss	(644,943)	(5,182,279)	(6,595,698)

Lease income	-	-	138,594
Rental income	113,562	912,500	480,000
Waiver of loans	39,546	317,760	-
Other income	327	2,634	2,944

Loss Before Minority Interest	(491,508)	(3,949,385)	(5,974,160)

Minority interest	-	-	-

Net Loss	(491,508)	(3,949,385)	(5,974,160)

Other Comprehensive Loss	-	-	-

Comprehensive Loss	(491,508)	(3,949,385)	(5,974,160)

Basic And Fully Diluted Net Loss Per Share	(0.01)	(0.08)	(0.12)

Weighted Average Number Of Common Stock	50,155,000	50,155,000	50,155,000

See accompanying notes to these consolidated financial statements

COL CHINA ONLINE INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED JUNE 30, 2005 AND 2006

	Common stock		Additional paid-in capital	Accumulated deficit	Other comprehensive income/(loss)	Total
	Number	(Rmb)	(Rmb)	(Rmb)	(Rmb)	(Rmb)

Balances, June 30, 2004	50,155,000	408,864	1,214,118	(71,207,705)	(33,930)	(69,618,653)

Net loss	-	-	-	(5,974,160)	-	(5,974,160)

Other comprehensive income	-	-	-	-	1,339	1,339

Balances, June 30, 2005	50,155,000	408,864	1,214,118	(77,181,865)	(32,591)	(75,591,474)

Net loss	-	-	-	(3,949,385)	-	(3,949,385)

Other comprehensive income	-	-	-	-	490,160	490,160

Balances, June 30, 2006	50,155,000	408,864	1,214,118	(81,131,250)	457,569	(79,050,699)

See accompanying notes to these consolidated financial statements

COL CHINA ONLINE INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the Year Ended June 30, 2006		For the Year Ended June 30, 2005
	(US$)	(Rmb)	(Rmb)
	(Illustrative only)
Cash Flows from Operating Activities:
Net loss	(491,508)	(3,949,385)	(5,974,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on written off of Property, Office Space and Equipment	51,968	417,567	-
Amortization and depreciation	51,942	417,365	489,781
Provision for impairment loss on Property, Office Space and Equipment	30,481	244,924	-
Waiver of loans	(39,546)	(317,760)	-
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivables and other receivables	(20,124)	(161,712)	86,966
Increase (decrease) in:
Accounts payable and accrued expenses	23,688	190,339	(729,347)
Taxes payable	4,293	34,497	107,912
Exchange difference	2,425	19,487	-

Net cash used in operating activities	(386,381)	(3,104,678)	(6,018,848)

Cash Flows from Investing Activities:
Purchase of Property, Office Space and Equipment	(4,976)	(39,980)	(34,990)
Sales of Property, Office Space and Equipment	-	-	3,000
Lease payment received	-	-	988,293

Net cash (used in) provided by investing activities	(4,976)	(39,980)	956,303

Cash Flows from Financing Activities:
Other loan raised	18,668	150,000	-
Advances from Majority Stockholder	323,346	2,598,169	5,558,328

Net cash provided by financing activities	342,014	2,748,169	5,558,328

Effect Of Exchange Rate Changes On Cash	(240)	(1,927)	1,339

Net (Decrease) Increase In Cash	(49,583)	(398,416)	497,122

Cash, beginning of year	74,503	598,654	101,532

Cash, end of year	24,920	200,238	598,654

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

For financial reporting purposes, the acquisition of Migration by the Company on September 24, 2001 has been treated as a reverse acquisition. Migration is the continuing entity for financial reporting and the acquisition of the Company is considered a recapitalization and restructuring of Migration. On this basis, the historical financial statements prior to September 24, 2001 represent with par value of the financial statements of Migration. The historical shareholders’ equity accounts of the Company have been retroactively restated to reflect the issuance of 40,200,000 shares of common stock with par value of US$0.001 each since inception of Migration and the issuance of 9,955,000 shares of common stock with par value of US$0.001 each upon the merger with the Company.

Migration was formed on May 18, 1998 and has two subsidiaries, Shenzhen Knowledge & Communications Co., Ltd. (“Joint Venture”) and Shanghai Shangyi Science and Trade Information Consulting Co., Ltd. (“Shangyi”), in which it has 90% and 70% equity interests, respectively. The Joint Venture and Shangyi are Sino-foreign equity joint ventures in the People’s Republic of China (PRC). Most of the operations of Migration are through the Joint Venture, which did not commence substantive operations until the Spring of 1999. The acquisitions of Joint Venture and Shangyi had been accounted for as purchases by Migration. Shangyi had ceased operation since 2003 and subsequently de-registered in PRC on 3 December 2004. In view of insignificant operation incurred by Shangyi since incorporation to deregistration, the Company accounted for the written off of investment in Shangyi in current year. Waivers of loans recognized in consolidated statements of operations in current year represented extinguishment of debts due to minority stockholder of Shangyi of Rmb214,660 and other payables of Rmb103,100 upon completion of deregistration of Shangyi.

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

Basis of Accounting - The amounts included in the financial statements are presented in Renminbi (“Rmb”) which is COL International’s functional currency, unless otherwise indicated as US dollars, because the Company’s major operations are primarily located in the PRC. For illustrative purposes, the consolidated balance sheet as of June 30, 2006, consolidated statement of operations, consolidated statement of stockholders’ deficiency and consolidated statement of cash flows for the year then ended have been translated into US dollars at approximately 8.03525 Rmb to the dollar, which was the exchange rate at June 30, 2006.

Concentration of Credit Risk - Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. COL’s International accounts receivable include a limited number of customers. Financial instruments that subject the Company to credit risk consist principally of accounts receivable. The Company generally does not require collateral from its customers. Accounts receivable totaled Rmb68,055 and Rmb17,110 (US$2,129)  as at June 30, 2005 and 2006, respectively and the Company has made no provision for doubtful accounts for the year ended June 30, 2005 and 2006. The management of the Company performs periodic credit evaluations on its customers' financial condition and believes that an allowance for doubtful accounts is sufficient.

As COL International’s primary operations are in the PRC, the Company is exposed to certain foreign company risks not normally associated with entities operating solely in the United States. These risks include, among others, the political, economic and legal environments, and foreign currency exchange. The Company results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. COL International’s management does not believe these risks to be significant. There can be no assurance, however, that changes in political, social, and other conditions will not result in any adverse impact.

During the fiscal year 2006, most of COL International’s operations were focused in Shanghai.

Cash Equivalents - COL International considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

Property, Office Space and Equipment - Property, office space and equipment are recorded at cost less accumulated depreciation and amortization less any impairment loss. Depreciation is computed using the straight-line method over the estimated useful life of the assets, generally twenty years for property, three years for computer equipment and five years for office space and other equipment. Repairs and maintenance are charged to expense as incurred. Material expenditures, which increase the life of an asset, are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of equipment sold, or otherwise disposed of, and the related accumulated depreciation or amortization is removed from the accounts, and any gains or losses are reflected in current operations. Amortization and depreciation expense charged to operations were Rmb417,365 (US$51,942) and Rmb489,781 and provision for impairment loss on property, office space and equipment was Rmb244,924 (US$30,481) and nil for the year ended June 30, 2006 and 2005 respectively.

COL CHINA ONLINE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

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

Telecommunication income represents the services commission revenues from ISP service and selling IP phone. The Company contracted with telecommunication services companies selling IDD (IP phone) to end-users and receives telecommunication services commission income from the agents, which is a percentage of the fees paid by the end users for monthly usage of the phones. Services commission revenue is recognized in the period in which the service is rendered.

Marketing fee is derived from sales of trade data products from Commonwealth Business Media, Inc. (“CBM”). The Company contracted with CBM on revenue sharing basis to promote and market their trade data products to end users in the region of Eastern China. Marketing fee is recognized upon referring customers sales orders to CBM and is recognized on a net basis.

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

Fair Value of Financial Instruments - The estimated fair values for financial instruments under SFAS No.107, Disclosures about Fair Value of Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of COL International’s financial instruments, which includes cash, accounts receivable and accounts payable, approximates their carrying value in the financial statements. The fair value of advances from COL International’s majority stockholder, which are without interest, cannot be estimated due to the relationship between the entities.

COL CHINA ONLINE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

Comprehensive Income (Loss) - The Company accounts for comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined therein, refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity. Other comprehensive income for the year ended June 30, 2006 represented gain from foreign currency translation adjustments.

Net Loss Per Share - Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding.

Pursuant to the Company’s 2000 Stock Option Plan, options may be granted to purchase an aggregate of 4,000,000 shares of common stock to key employees and other persons who have or are contributing to the Company’s success. As of June 30, 2006, no options had been granted under the 2000 plan.

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

Amounts due from leasees under capital leases are recorded as receivables at the amount of the Company’s net investment in the leases. Capital lease income is allocated to accounting periods so as to reflect to a constant periodic rate of return on the Company’s net investment outstanding in respect of the leases.

No capital lease exists as of June 30, 2006.

Operating leases - Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Rental receivables under operating leases are recognized as income on the straight-line basis over the lease terms.

Recent Accounting Pronouncements - There are no new accounting pronouncements for which adoption is expected to have a material effect on the Company’s financial statements.

3. Continued Operations

The accompanying consolidated financial statements have been prepared assuming COL International will continue operating as a going concern, which contemplates the realization of assets and liquidation of liabilities in the normal course of business.

COL International’s ability to continue as a going concern is dependent upon several factors, including, but not limited to, continued financial support by the Major Stockholder, the Company’s raising additional capital, increasing revenue, and achieving and maintaining profitable operations. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

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

There was no transaction with minority stockholder for the year ended June 30, 2006 and 2005.

5. Accounts Receivable

The following information summarizes accounts receivable at:

	June 30, 2006		June 30, 2005
	(US$)	(Rmb)	(Rmb)
	(Illustrative Only)

Trade receivables	2,129	17,110	68,055
Less: Allowance for doubtful accounts	-	-	-

	2,129	17,110	68,055

6. Deposits and other receivables

The following information summarizes deposits and other receivables at:

	June 30, 2006		June 30, 2005
	(US$)	(Rmb)	(Rmb)
	(Illustrative Only)

Rental deposits	53,419	429,232	208,932
Other receivables	33,790	271,516	251,654

	87,209	700,748	460,586

Less: Allowance for doubtful accounts	(24,118)	(193,800)	(193,800)

	63,091	506,948	266,786

COL CHINA ONLINE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Property, Office Space and Equipment

Property, office space and equipment consists of the following:
	June 30, 2006		June 30, 2005
	(US$)	(Rmb)	(Rmb)
	(Illustrative Only)

Vehicles	41,748	335,458	335,458
Computer equipment	686,817	5,518,743	6,084,780
Computer softwares	574,061	4,612,721	4,612,721
Office furniture	27,943	224,530	224,530
Other equipment	229,157	1,841,337	1,893,569

	1,559,726	12,532,789	13,151,058
Less : Accumulated depreciation and amortization	(1,317,930)	(10,589,897)	(10,305,656)
Less : Impairment loss	(213,083)	(1,712,176)	(1,574,810)

	28,713	230,716	1,270,592

All computer softwares were purchased from third parties.

8. Payable To/(Receivable From) Related Parties
	June 30, 2006		June 30, 2005
	(US$)	(Rmb)	(Rmb)
	(Illustrative Only)

Minority stockholder of Joint Venture	(3,423)	(27,505)	(27,505)
Minority stockholder of Shangyi	-	-	214,660
Majority stockholder of COL International (Note a)	9,791,623	78,678,141	76,617,572

All payables with related parties are without interest or collateral.

Note:

a.
Pursuant to the Loan Agreement, Honview International Limited, the ultimate holding company of the Company, agreed to lend Migration its cash needs, from time to time, at any time until January 1, 2005 up to an aggregate principal amount of US$8 million. As a result of Migration becoming a wholly owned subsidiary of COL International, any amounts loaned from Honview prior to February 8, 2002, the effective date of the registration statement related to COL International’s initial public offering, may be paid at the option of Honview, by converting, at any time after October 10, 2002, part or all the unpaid principal amount of the loan into shares of COL International’s common stock, at a price equal to the greater of $1.20 per share or 90 percent of the average weighted trading price of the common stock for the 20 trading days preceding the date of notice of exercise of conversion. Any amounts loaned from Honview after the effective date of this registration statement may be paid, at the option of Honview, by converting, at any time after October 10, 2002, part or all the unpaid principal amount of the loan into shares of COL International’s common stock, at a price equal to the greater of $1.20 per share or 110 percent of weighted average trading price of common stock for the 20 trading days preceding the date of the loan.

There has been no change to the above loan condition during the year to June 30, 2006. In addition, during the year, Honview has undertaken to make available adequate funds to COL International as and when required to maintain COL International as a going concern.

COL CHINA ONLINE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9. Commitments and Contingencies

i) Operating Leases Payable - As of June 30, 2006, COL International has the following non-cancellable lease commitments for the year ending June 30:

	June 30, 2006
	(US$)	(Rmb)
	(Illustrative Only)

2007	153,377	1,232,424
2008	118,852	955,008

	272,229	2,187,432

Rent expense charged to operations was Rmb1,115,047 and Rmb1,175,261 (US$146,263) for the year ended June 30, 2005 and 2006 respectively.

ii) Operating Leases Receivable - As of June 30, 2006, COL International has the following non-cancellable lease commitment which will be recorded as rental income for the year ending June 30:

	As of June 30, 2006
	(US$)	(Rmb)
	(Illustrative Only)

2007	37,335	300,000

iii)  Stock Option Plan - The Company has set up a stock option plan (the “Stock Option plan”), which the Company may grant options to key employees and other persons to purchase an aggregate of 4,000,000 shares of common stock. The options granted pursuant to the Stock Option Plan may be either incentive options qualifying for beneficial tax treatment for the recipient, or non-qualified options. The terms of the Stock Option Plan concerning incentive options and non-qualified options are substantially the same except that only the Company’s or its subsidiaries’ employees are eligible for incentive options, and other individuals are eligible for non-qualified options. With respect to options granted to persons other than outside directors, the Stock Option Plan is administered by an Option Committee that determines the terms of the options subject to the requirements of the Stock Option Plan.

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

The Joint Venture, which was established in the PRC, are subject to the PRC income taxes at a rate of 33%. However, the Shenzhen headoffice of the Joint Venture is entitled to full exemption from income tax for one year starting from the first profit making year and 50% tax reduction in the subsequent two years. No provision for PRC income tax has been provided for in the financial statements as the Joint Venture in the PRC were operating at a loss for the periods presented.

Migration operates in Hong Kong where the statutory tax rate is 17.5% (2005: 17.5%) on assessable income arising in Hong Kong. Migration is exempt from any BVI income taxes under BVI International Business Act for its operations being located only in Hong Kong.

As of June 30, 2006, COL International has a net operating loss (NOL) carryforward for tax reporting purposes in the PRC of approximately Rmb19,000,000 (US$2,364,581). NOL of COL International as of June 30 2005 was approximately Rmb17,000,000 instead of Rmb52,000,000, certain comparative figures in respect of deferred tax assets had been restated accordingly.

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

Deferred tax assets resulting from these differences, consist of the following:

	Hong Kong		PRC
	June 30,		June 30,
	2006	2005	2006	2006	2005
	(Rmb)	(Rmb)	(US$)	(Rmb)	(Rmb)
			(Illustrative only)		(restated)

Net operating loss carry forwards	-	-	702,313	5,643,262	5,058,368
Other	-	-	48,696	391,283	262,056

Total deferred tax assets	-	-	751,009	6,034,545	5,320,424

Less: Valuation allowance	-	-	(751,009)	(6,034,545)	(5,320,424)

	-	-	-	-	-

The valuation allowances on COL International’s ability to utilize its net operating loss has reduced the Company’s expected tax benefit in PRC from 16.5% (first profit making year) to 0%.

In addition, the Joint Venture is subject to business taxes in the PRC and are required to pay 5% of revenues generated from marketing and value added services, computer software, and network development. Business taxes are netted against revenues.

COL CHINA ONLINE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS
11. Major Customers

The following customers totaled more than 10% of sales:

	Year ended June 30
	2006	2005

A	48%	0%
B	18%	0%
C	10%	25%
D	0%	14%
E	0%	13%
F	0%	13%
G	0%	10%

12. Rental Income

During the year, the Company received rental income from three related companies subject to common significant influence for an amount of Rmb382,800 and Rmb912,500 (US$113,562) for the year ended June 30, 2005 and 2006 respectively.

Item 2 Management’s Discussion and Analysis of Financial Condition and Results of Operations

This document contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions. When used in this document, the words “expects”, “anticipates”, “intends” and “plans” and similar expressions are intended to identify certain of these forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed in this document. Factors that could cause or contribute to such difference include those discussed below and in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2006.

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

Going concern - The ability of the Company to continue operations as a going concern is dependent upon the continuing support from Honview International Limited (“Honview”), a former shareholder of Migration, which is now a major stockholder of the Company, until such time as, when or if, the combined entity of the Company and Migration achieve profitable operations and/or additional funds are raised in future private and public offerings.

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

Migration was formed on May 18, 1998 and has two subsidiaries, Shenzhen Knowledge & Communications Co., Ltd. (the “Joint Venture”) and Shanghai Shangyi Science and Trade Information Consulting Co., Ltd. (“Shangyi”), in which it has 90% and 70% equity interests, respectively. The Joint Venture and Shangyi are Sino-foreign equity joint ventures in the People’s Republic of China (the “PRC”). Most of the operations of Migration are through the Joint Venture, which did not commence substantive operations until the Spring of 1999. Shangyi had ceased operation since 2003 and de-registered in PRC on 3 December 2004.

Plan of Operations - Because the Company’s past business model of attempting to be the IT department for small and medium-sized business by offering a broad range of IT services and providing electronic commerce services has not been successful, the Company has developed a new business model. The Company will focus on the provision of internet and telecommunication convergence solutions to its customers.

As of June 30, 2005, all assets and operations unrelated to the business of COL|Convergence have been disposed of, and the financial results for fiscal year ending June 30, 2006 contain only operations and assets of the COL|Convergence.

COL|Convergence (COLc) is developing as a provider of communication services offering tailored solutions to multinational companies in China.

The mission of COLc is to help its customers obtain the communication environments they need to be competitive. After a custom-made plan is developed for each client, COLc plans to deploy and manage the technology with its experienced staff of engineers and managers.

The Company has a negative cash flow from operating activities and is seeking additional financing in order to satisfy its cash requirements. The Company anticipates that it will require approximately Rmb2,000,000 (or approximately US$249,000) in financing during the next 12 months to satisfy its cash requirements for the development of the Company’s new business plan. The Company, through its Migration subsidiary, currently employs approximately 35 employees in China. The Company may recruit more staff should its plan of operations prove successful, of which there is no assurance.

Results of Operations

Revenues for the year ended June 30, 2006 was the services commission revenues from telecommunication of Rmb4,344,744 (US$540,711) and marketing fee of Rmb963,516 (US$119,911) compared to services commission revenues from telecommunication of Rmb977,791 for the year ended June 30, 2005. The was no marketing fee earned for the year ended June 30, 2005.

The Company contracted with a telecommunication services company selling IDD (IP phone) to end-users and receives telecommunication services commission income from the agent, which is a percentage of monthly usage of the end users.

The Company contracted with CBM on revenue sharing basis to promote and market their trade data products to end users in the region of Eastern China.

For the year ended June 30, 2006, the Company had other income of Rmb2,634 (US$327) as compared to Rmb2,944 for the year ended June 30, 2005. "Other income" primarily represents interest income and miscellaneous income. The net increase in other income is primarily due to a increase in miscellaneous income.

Also, during the year, because of the reduction in the company’s need for office space, the company has sub-leased more of its surplus area to related companies which resulted in the increase in rental income from Rmb480,000 for the fiscal year ended June 30, 2005 to Rmb912,500 (US$113,562) for the year ended June 30, 2006.

General and administrative costs include salaries, rent, travel and other overhead costs. For the year ended June 30, 2006 and 2005, general and administrative costs totaled Rmb6,466,905 (US$804,817) and Rmb6,405,373, respectively.

Amortization and depreciation expense for the year ended June 30, 2006, 2005 was Rmb417,365 (US$51,942) and Rmb489,781 respectively. The decrease is due to parts of the computer equipments cost were written off during the year and resulted in less depreciation.

Provision for impairment loss on Property, Office Space and Equipment for the year ended June 30, 2006, 2005 was Rmb244,924 (US$30,481) and RMB0 respectively. The impairment loss is related to the decoration and plant and equipment.

Waiver of loans for the year ended June 30, 2006 were Rmb317,760 (US$39,546). The amounts were due from Shanghai Shangyi Science and Trade Information Consulting Co. Ltd. (Shangyi), the fellow subsidiary of the Company which was de-registered on 3 December 2004 to its minority shareholders and other creditors. No such income recognized for the year ended June 30, 2005.

The Company has not recognized any future tax benefits resulting from its operating losses due to the uncertainty of future realization. No share of loss has been absorbed by minority shareholder for the year ended June 30, 2006 and 2005 as its initial capital contribution was fully absorbed.

The above has resulted in net losses of Rmb3,949,385 (US$491,508) and Rmb5,974,160 for the year ended June 30, 2006 and 2005 respectively. The Company expects to continue to incur losses until its services are more fully developed and accepted in China.

Liquidity and Capital Resources

As of June 30, 2006 and 2005, the Company had a negative working capital of Rmb453,274 (US$56,411) and Rmb244,494 respectively. As of June 30, 2006, advances from the Majority Stockholder totaled Rmb78,678,141 (US$9,791,623). The Company’s management believes the Majority Stockholder will continue to provide financial support to the Company, and the Majority Stockholder had signed a note agreement to provide financial support up to US$8 million until January 1, 2005. During the year, apart from the said note agreement, Honview has undertaken to make available adequate funds to COL International as and when required to maintain COL International as a going concern. COL’s ability to continue operations is currently dependent upon continuing financial support from its majority stockholder.

Cash used in operating activities for the year ended June 30, 2006 was Rmb3,104,678 (US$386,381) as compared with Rmb6,018,848 for the year ended June 30, 2005. The cash used in operations was to fund operating losses of Rmb3,949,385 (US$491,508) and Rmb5,974,160 generally offset by non-cash expenses related to amortization and depreciation of Rmb417,365 (US$51,942) and Rmb489,781 and provision for impairment loss on property, plant and equipment of Rmb244,924 (US$30,481) and RmbO for the year ended June 30, 2006 and 2005, respectively.

Cash used in investing activities of Rmb39,980 (US$4,976) for the year ended June 30, 2006 was due to acquisition of equipment during the year compared to cash used in investing activities for the year ended June 30, 2005 was Rmb956,303.

Cash flows from financing activities have generally come from advances by the Majority Stockholder of the Company and other loan raised from third party. During the year ended June 30, 2006 and 2005, the Majority Stockholder has advanced Rmb2,598,169 (US$323,346) and Rmb5,558,328, respectively.

Critical Accounting Policies

The Company’s significant accounting policies are described in Note 2 to the financial statements for the years ended June 30, 2006 and 2005 included in the Company’s Form 10-KSB in the accompanying financial statements and notes to consolidated financial statements. The Company believes its most critical accounting policies include accounting for provision for doubtful debts and impairment loss provision.

Item 3 Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with participation of the Company's management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14 (c) under the Securities Exchange Act of 1934). Based on their evaluation, as of June 30, 2006, our Chief Executive Officer and Principal Financial Officer have concluded that disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were not significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Executive compensation

Name and principal position	Year	Salary
		HK$	US$
7.80

Anthony Ng Chief Executive Officer (resigned on September 1, 2005)	2006 2005	- 311,915	- 39,989

Chi Keung Wong Chief Executive Officer and Chief Financial Officer	2006 2005	420,000 350,000	53,846 44,872

EXHIBIT INDEX

Number	Description

2.1	Stock Exchange Agreement between and among Migration Developments Limited, the Company and the shareholders of Migration Developments Limited dated June 8, 2000 (1)

3.1	Certificate Of Incorporation filed with the Delaware Secretary Of State effective as of February 22, 2000 (1)

3.2	Certificate of Amendment to the Certificate of Incorporation filed with the Delaware Secretary of State effective as of April 3, 2000 (1)

3.3	Amended and Restated Bylaws (4)

3.4	Sino-Foreign Joint Venture Contract (2) (1)

3.5	Articles of Association of the Sino-Foreign Joint Venture (1)

4.1	Specimen Common Stock Certificate (1)

10.1	Joint Venture Business License (2) (1)

10.2
Cooperation Agreement Regarding China Online's Internet Connection Service Commercial Business dated July 15, 1998 between Neihi Electronic Systems Co., Ltd. (now known as the JV) and Rayes Group (2) (1)

10.3	Cooperation Agreement Regarding China Online's Internet Content Service Commercial Business dated July 15, 1998 between Neihi Electronic Systems Co., Ltd. (now known as the JV) and Rayes Group (2) (1)

10.4	Cooperation Agreement for Dissemination of Educational Resources between the JV and Wuhan City No.2 Secondary School to establish Education Net dated January 7, 2000 (2) (1)

10.5	Cooperation Agreement for Transmission of Education Materials between the JV and Wuhan Cable TV to provide Education Net infrastructure dated March 10, 2000 (2) (1)

10.6	Purchase Agreement between the JV, Shanghai Togji Construction Materials Technology Sales Service Co., Ltd. and other parties specified thereby dated October 22, 1999 (2) (1)

10.7	2000 Stock Option Plan* (1)

10.8	Form of Subscription Agreement (1)

10.9	Form of Escrow Agreement between the Company and American Securities Transfer and Trust, Inc. (1)

10.10	Form of Migration's Convertible Promissory Note (3)

10.11	Migration's Loan Agreement dated October 10, 2000 (3)

10.12	Sino-Foreign Joint Venture Agreement dated July 7, 2000 between Migration and Shanghai Dongyi Scientific Technology Engineering Co. (3)

10.13	Share Purchase Agreement dated July 17, 2000 between Shanghai Shangyi Science and Trade Information Consulting Co., Ltd. and Shanghai Tongji Construction Materials Sales and Services Co., Ltd. (3)

10.14	Lease Agreement for Rental of Office Premises dated April 25, 2000 (3)

10.15	COL International's Loan Agreement dated December 21, 2000 (4)

21	Subsidiaries of the Registrant (5)

31	Rule 13a-14(a)/15a-14(a) Certifications of Chief Executive Officer and Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Designates a management contract or compensatory plan required to be filed as an Exhibit to this Report on Form 10-KSB

(1)	Incorporated by reference from the Company’s Form SB-2 Registration Statement dated June 13, 2000 (File No. 333-39208)

(2)	Translated into English from Chinese

(3)	Incorporated by reference from the Company’s Amendment No. 2 to Form SB-2 Registration Statement dated October 19, 2000 (File No. 333-39208)

(4)	Incorporated by reference from the Company’s Amendment No. 3 to Form SB-2 Registration Statement dated January 17, 2001 (File No. 333-39208)

(5)	Incorporated by reference from the Company’s Form 10-KSB dated November 15, 2001 for the year ended June 30, 2001 (File No. 333-39208)