Form 10KSB/A
period 2006-06-30
COL CHINA ONLINE INTERNATIONAL INC
filed 2006-10-20
CIK 1114274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - KSB/A

(Amendment No. 1)

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
Yes ☒No ☐

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes ☐ No ☒

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

EXPLANATORY NOTE

This Amendment No. 1 to Report on Form 10-KSB/A (the “Amendment”) is being filed to amend the Report on Form 10-K/SB of COL China Online International Inc. (the “Company”) filed with the Securities Exchange Commission on October 17, 2006 (the “Original Report on Form 10-KSB”). The sole purpose of this Amendment is to include the conformed signature on the audit report of Moores Rowland Mazars, the Company’s independent auditors, which was inadvertently left out of the Original Report on Form 10-KSB. The Amendment does not amend any other disclosure in the Original Report on Form 10-KSB.

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COL CHINA ONLINE INTERNATIONAL INC.

Date: October 20, 2006	By:	/s/ Chi Keung Wong
Chi Keung Wong,
Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date	Signatures

October 20, 2006	/s/ Kam Che Chan
Kam Che Chan, Director

October 20, 2006	/s/ Anthony Ng
Anthony Ng, Director

October 20, 2006	/s/ Paul Wong
Paul Wong, Director

October 20, 2006	/s/ Qi Yu Zhang
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
13 October 2006

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