Form 10QSB
period 2006-09-30
COL CHINA ONLINE INTERNATIONAL INC
filed 2006-11-14
CIK 1114274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 - QSB

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934.

333-39208
(Commission File Number)

(Mark One)

☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended September 30, 2006.

OR

☐ TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD ________.

COL China Online International Inc.
(Exact name of small business issuer as specified in its charter)

Delaware	52-2224845
(State or other jurisdiction of incorporation)	(IRS Employer Identification Number)

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
Yes ☒ No ☐

As of November 10, 2006, the Registrant had outstanding 50,155,000 shares of its common stock, par value $.001.

Transitional Small Business Disclosure Format (Check One):

Yes ☐ No    ☒

COL China Online International Inc.

REPORT ON FORM 10-QSB

For the Period Ended September 30, 2006

Table of Contents

		Page No.

PART I. FINANCIAL INFORMATION

Item 1	Financial Statements:
	Condensed Consolidated Balance Sheets as of September 30, 2006 (unaudited) and June 30, 2006	2
	Condensed Consolidated Statements of Operations for the three months ended September 30, 2006 and 2005 (unaudited)	3
	Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2006 and 2005 (unaudited)	4
	Notes to Condensed Consolidated Financial Statements	5
Item 2	Management’s Discussion and Analysis of Financial Condition and Results of Operations	7
Item 3	Controls and Procedures	9

PART II. OTHER INFORMATION

Item 1	Legal Proceedings	10
Item 2	Unregistered Sales of Equity Securities and Use of Proceeds	10
Item 3	Defaults Upon Senior Securities	10
Item 4	Submissions of Matters to a Vote of Security Holders	10
Item 5	Other Information	10
Item 6	Exhibits	10

Signature Page Exhibit 31.1 Certification Exhibit 32.1 Certification	11

PART I FINANCIAL INFORMATION
COL CHINA ONLINE INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

Item 1. Financial Statements.

	September 30, 2006 (unaudited)		June 30, 2006
	(US$)	Rmb	Rmb
ASSETS	(Illustrative only)

Current Assets:
Cash	26,169	207,175	200,238
Accounts receivable, net of an allowance for doubtful accounts	5,206	41,211	17,110
Deposits and other receivables	63,076	499,364	506,948

Total current assets	94,451	747,750	724,296

Property, Office Space and Equipment, net of accumulated depreciation and impairment of Rmb12,323,097 (US$1,556,576) and Rmb10,589,897 (US$1,317,930) respectively	26,486	209,692	230,716

Total Assets	120,937	957,442	955,012

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	103,653	820,610	943,184
Taxes payable	24,769	196,090	234,386

Total current liabilities	128,422	1,016,700	1,177,570

Non-Current Liabilities:
Payable to Majority Stockholder	10,024,394	79,361,119	78,678,141

Other loan	-	-	150,000

Total non-current liabilities	10,024,394	79,361,119	78,828,141

Stockholders’ Deficiency:
Common stock, US$0.001 par value, 100,000,000 shares authorized and 50,155,000 shares issued, outstanding	50,155	408,864	408,864
Additional paid-in capital	146,507	1,214,118	1,214,118
Accumulated deficit	(10,316,763)	(81,675,755)	(81,131,250)
Other comprehensive income	88,222	632,396	457,569

Total stockholders’ deficiency	(10,031,879)	(79,420,377)	(79,050,699)

Total Liabilities and Stockholders’ Deficiency	120,937	957,442	955,012

See accompanying notes to these consolidated financial statements

COL CHINA ONLINE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	For the three months ended
	September 30, 2006		September 30, 2005
	(US$)	(Rmb)	(Rmb)
	(Illustrative only)
Net Revenues:
Telecommunication	56,326	445,919	365,579
Marketing fee - PIERS	29,473	233,330	-

Total revenues	85,799	679,249	365,579

Cost of Sales:
Telecommunication	13,939	110,349	347,697
Marketing fee - PIERS	1,085	8,592	-

	15,024	118,941	347,697

Gross Margin	70,775	560,308	17,882

Operating Expenses:
General and administrative	170,106	1,346,701	1,235,430
Amortization and depreciation	2,656	21,024	123,533

Total operating expenses	172,762	1,367,725	1,358,963

Operating loss	(101,987)	(807,417)	(1,341,081)

Rental income	33,157	262,500	-
Other income	52	412	536

Loss Before Minority Interest	(68,778)	(544,505)	(1,340,545)

Minority interest	-	-	-

Net Loss	(68,778)	(544,505)	(1,340,545)

Other Comprehensive Loss	-	-	-

Comprehensive Loss	(68,778)	(544,505)	(1,340,545)

Basic And Fully Diluted Net Loss Per Share	(0.001)	(0.01)	(0.03)

Weighted Average Number Of Common Stock	50,155,000	50,155,000	50,155,000

See accompanying notes to these consolidated financial statements

COL CHINA ONLINE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	For the three months ended
	September 30, 2006		September 30, 2005
	(US$)	(Rmb)	(Rmb)
	(Illustrative only)
Cash Flows from Operating Activities:
Net loss	(68,778)	(544,505)	(1,340,545)
Adjustments to reconcile net loss to net cash used in operating activities:
Amortization and depreciation	2,656	21,024	123,533
Change in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivables	(3,044)	(24,101)	(13,059)
Other assets	958	7,584	110,529
(Decrease) Increase in:
Accounts payable and accrued expenses	(15,483)	(122,574)	617,431
Taxes payable	(4,838)	(38,296)	(2,852)
Exchange difference	814	6,445	-

Net cash used in operating activities	(87,715)	(694,423)	(504,963)

Cash Flows from Financing Activities:
Other loan repayment	(18,947)	(150,000)	-
Advances from Majority Stockholder	107,446	850,630	219,042

Net cash provided by financing activities	88,499	700,630	219,042

Effect Of Exchange Rate Changes On Cash	92	730	303,897

Net Increase In Cash	876	6,937	17,976

Cash, beginning of period	25,293	200,238	598,654

Cash, end of period	26,169	207,175	616,630

See accompanying notes to these consolidated financial statements

COL CHINA ONLINE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.	Company Organization and Operations

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

The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (SEC). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements have been prepared on the same basis as the annual financial statements. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2006 which was filed October 17, 2006, as may be amended. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2006 and the results of its operations and cash flows for the three months period then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

The amounts included in the financial statements are presented in Renminbi (“Rmb”) which is COL International’s functional currency, because COL International’s operations are primarily located in the PRC. For illustrative purposes, the condensed consolidated balance sheet as September 30, 2006 and condensed consolidated statement of operations for the three months ended September 30, 2006 and condensed consolidated statement of cash flows for the three months ended September 30, 2006 have been translated into US dollars at approximately 7.9168 Rmb to the dollar, which was the exchange rate at September 30, 2006.

3.	Recently Issued Accounting Standards

There are no new accounting pronouncements for which adoption is expected to have a material effect on the Company’s condensed consolidated financial statements.

COL CHINA ONLINE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.	Comprehensive Loss

The Company accounts for comprehensive loss in accordance with SFAS No. 130, “Reporting Comprehensive Income”. SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined therein, refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity. Accumulated other comprehensive income for the three months period ended September 30, 2006, respectively, represented foreign currency translation adjustments.

5.	Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding.

Pursuant to the Company’s 2000 Stock Option Plan, options may be granted to purchase an aggregate of 4,000,000 shares of common stock to key employees and other persons who have or are contributing to the Company’s success. As of September 30, 2006, no options had been granted under the 2000 plan.

Item 2.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

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

Overview

COL China Online International, Inc. (the “Company”, “we” or “us”) was formed for the purpose of acquiring and conducting the engineering services and the internet related business of Migration Development Limited, a British Virgin Islands Company (“Migration”), and raising equity capital to be utilized in the business of Migration.

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

Plan of Operations - Because the Company’s past business model of attempting to be the IT department for small and medium-sized business by offering a broad range of IT services and providing electronic commerce services has not been successful, the Company developed a new business model. The Company now focuses on providing internet and telecommunication convergence solutions to its customers.

In November 2005, we signed an Overseas Representative Agreement (“ORA”) on revenue sharing basis with Commonwealth Business Media, Inc. (“CBM”) to promote and market CBM’s trade data products to end users in the region of Eastern China. Port Import Export Reporting Service (“PIERS”), a division of CBM, is legally authorized by the U.S. Customs and Border Protection (title 19, code of Federal Regulations, part 103.31) to collect and publish import/export information derived from manifests of vessels calling at U.S. ports. The ORA signed with CBM, subject to renewal upon consent by both parties, is for a period of two years commencing from November 21, 2005. We may recruit more staff should our plans of operations prove successful, of which there is no assurance.

We have a negative cash flow from operating activities and are seeking additional financing in order to satisfy our cash requirements. We anticipate that we will require approximately Rmb2,000,000 (or approximately US$253,000) in financing during the next 12 months to satisfy our cash requirements for the development of our business plan. The Company, through its Migration subsidiary, currently employs approximately 35 employees in China. We may recruit more staff should our plan of operations prove successful, of which there is no assurance.

Results of Operations

Revenues for the three months ended September 30, 2006 was the services commission revenues from telecommunication of Rmb445,919 (US$56,326) compared to services commission revenues from telecommunication of Rmb365,579 for the three months ended September 30, 2005 and marketing fee derived from sales of trade data products on revenue sharing basis of Rmb233,330 (US$29,473) for the three months ended September 30, 2006. There was no marketing fee income recognized for the three months ended September 30, 2005.

The Company contracted with a telecommunication services company selling Internet phone (IP phone) to end-users and receives telecommunication services commission income from the agent, which is a percentage of monthly usage of the end users.

Marketing fee is derived from sales of trade data products from CBM. The Company contracted with CBM on revenue sharing basis to promote and market their trade data products to end users in the region of Eastern China.

For the three months period ended September 30, 2006, the Company had other income of Rmb412 (US$52) as compared to Rmb536 for the three months period ended September 30, 2005. "Other income" primarily represents interest income and miscellaneous income.

General and administrative costs include salaries, rent, travel other overhead costs. For the three months ended September 30, 2006, general and administrative costs totaled Rmb1,346,701 (US$170,106), as compared with Rmb1,235,430 for the three months ended September 30, 2005.

Amortization and depreciation expense for the three months ended September 30, 2006 was Rmb21,024 (US$2,656), as compared with Rmb123,533 for the three months ended September 30, 2005. The decrease is due to some fixed assets fully depreciated in last year.

We have not recognized any future tax benefits resulting from its operating losses due to the uncertainty of future realization. No share of loss has been absorbed by our majority shareholder, Honeview, for both the three months ended September 30, 2006 and 2005 as its initial capital contribution was fully absorbed.

The above operations have resulted in net losses of Rmb544,505 (US$68,778) for the three months ended September 30, 2006 and Rmb1,340,545 for the three months ended September 30, 2005. The Company expects to continue to incur losses until its services are more fully developed and accepted in China.

Liquidity and Capital Resources

As of September 30, 2006, we had negative working capital of Rmb268,950 (US$33,971), as compared with Rmb453,274 for our fiscal year ended June 30, 2006. As of September 30, 2006, advances from our majority stockholder totaled Rmb79,361,119 (US$10,024,394) compared to advances from the majority stockholder of Rmb78,678,141 as of June 30, 2006. The Company’s management believes the majority stockholder will continue to provide financial support to the Company.

Cash used in operating activities for the three months ended September 30, 2006 was Rmb694,423 (US$87,715) as compared with Rmb504,963 for the three months ended September 30, 2005. The cash used in operations was to fund operating losses of Rmb544,505 (US$68,778) and Rmb1,340,545, generally offset by non-cash expenses related to amortization and depreciation of Rmb21,024 (US$2,656) and Rmb123,533 for the three months ended September 30, 2006 and 2005, respectively.

Cash flows from financing activities have generally come from advances by the majority stockholder of the Company. During the three months ended September 30, 2006 and 2005, the majority stockholder has advanced Rmb700,630 (US$88,499) and Rmb219,042, respectively.

Critical Accounting Policies

The Company’s significant accounting policies are described in note 2 to the financial statements for the three months ended September 30, 2006 and 2005 included in the accompanying financial statements and notes to consolidated financial statements. The Company believes its most critical accounting policies include accounting for provision for impairment loss.

No provision for impairment loss on fixed assets is made for the three months ended September 30, 2006, and the year ended June 30, 2006, respectively, because the recoverable amount of fixed assets is estimated to be higher than its carrying value at the respective period-end and year-end date by the management.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements.

Item 3.	Controls and Procedures.

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with participation of the Company's management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14 (c) under the Securities Exchange Act of 1934). Based on their evaluation, as of September 30, 2006, our Chief Executive Officer and Principal Financial Officer have concluded that disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were not significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

PART II - OTHER INFORMATION

Item 1 Legal Proceedings

None

Item 2 Unregistered Sales of Equity Securities and Use of Proceeds

None

Item 3 Defaults Upon Senior Securities

None

Item 4 Submission of Matters to a Vote of Security Holders

None

Item 5 Other Information

None

Item 6.  Exhibits

Exhibit No.	Description

2.1	Stock Exchange Agreement between and among Migration Developments Limited, the Company and the shareholders of Migration Developments Limited dated June 8, 2000 (1)

3.1	Certificate Of Incorporation filed with the Delaware Secretary Of State effective as of February 22, 2000 (1)

3.2	Certificate of Amendment to the Certificate of Incorporation filed with the Delaware Secretary of State effective as of April 3, 2000 (1)

3.3	Amended and Restated Bylaws (2)

3.4	Sino-Foreign Joint Venture Contract (1) (3)

3.5	Articles of Association of the Sino-Foreign Joint Venture (1)

4.1	Specimen Common Stock Certificate (1)

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________________

(1)	Incorporated by reference from the Company’s Form SB-2 Registration Statement dated June 13, 2000 (File No. 333-39208)

(2)	Incorporated by reference from the Company’s Amendment No. 3 to Form SB-2 Registration Statement dated January 17, 2001 (File No. 333-39208)

(3)	Translated into English from Chinese

SIGNATURE

Pursuant to the requirements of the Securities Exchange Act of 1934, as amended, the registrant has duly caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COL CHINA ONLINE INTERNATIONAL INC.

Date: November 14, 2006	By:	/s/ Chi Keung Wong
Chi Keung Wong
Chief Executive Officer and Chief Financial Officer

EXHIBIT INDEX

Exhibit No.	Description

2.1	Stock Exchange Agreement between and among Migration Developments Limited, the Company and the shareholders of Migration Developments Limited dated June 8, 2000 (1)

3.1	Certificate Of Incorporation filed with the Delaware Secretary Of State effective as of February 22, 2000 (1)

3.2	Certificate of Amendment to the Certificate of Incorporation filed with the Delaware Secretary of State effective as of April 3, 2000 (1)

3.3	Amended and Restated Bylaws (2)

3.4	Sino-Foreign Joint Venture Contract (1) (3)

3.5	Articles of Association of the Sino-Foreign Joint Venture (1)

4.1	Specimen Common Stock Certificate (1)

31.1	Certification of the Chief Executive Officer and Chief Financial Officer pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.2	Certifications of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
____________________

(1)	Incorporated by reference from the Company’s Form SB-2 Registration Statement dated June 13, 2000 (File No. 333-39208)

(2)	Incorporated by reference from the Company’s Amendment No. 3 to Form SB-2 Registration Statement dated January 17, 2001 (File No. 333-39208)

(3)	Translated into English from Chinese