Form 10QSB
period 2006-12-31
COL CHINA ONLINE INTERNATIONAL INC
filed 2007-02-14
CIK 1114274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

___________________________

FORM 10 — QSB

___________________________

QUARTERLY REPORT UNDER SECTION 13 OR 15(D) OF
THE SECURITIES EXCHANGE ACT OF 1934.

333-39208
(Commission File Number)

(Mark One)

[X]    QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the quarterly period ended December 31, 2006.

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

Check whether the issuer (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the past 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. Yes[ X ] No [   ]

As of February 12, 2007, the Registrant had outstanding 50,155,000 shares of its common stock, par value $.001.

Transitional Small Business Disclosure Format (Check One): Yes [   ] No [ X ]

COL China Online International Inc.

REPORT ON FORM 10-QSB

For the Period Ended December 31, 2006

PART I FINANCIAL INFORMATION
COL CHINA ONLINE INTERNATIONAL INC.
CONDENSED CONSOLIDATED BALANCE SHEETS

	DECEMBER 31, 2006 (unaudited)	JUNE 30, 2006
	(US$) (Illustrative only)	Rmb	Rmb
ASSETS

CURRENT ASSETS:
Cash	29,659	231,861	200,238
Accounts receivable, net of an allowance for doubtful
accounts	4,185	32,717	17,110
Deposits and other receivables	62,964	492,225	506,948

Total current assets	96,808	756,803	724,296

PROPERTY, OFFICE SPACE AND EQUIPMENT, net of accumulated
depreciation and impairment of Rmb12,344,122
(US$1,579,037) and Rmb10,589,897 (US$1,317,930),
respectively	24,134	188,668	230,716

TOTAL ASSETS	120,942	945,471	955,012

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

CURRENT LIABILITIES:
Accounts payable and accrued expenses	86,037	672,597	943,184
Taxes payable	24,976	195,252	234,386

Total current liabilities	111,013	867,849	1,177,570

NON-CURRENT LIABILITIES:
Payable to Majority Stockholder	10,220,768	79,900,856	78,678,141

Other loan	—	—	150,000

Total non-current liabilities	10,331,781	80,768,705	78,828,141

STOCKHOLDERS’ DEFICIENCY:
Common stock, US$0.001 par value, 100,000,000 shares
authorized and 50,155,000 shares issued and
outstanding	50,155	408,864	408,864
Additional paid-in capital	146,507	1,214,118	1,214,118
Accumulated deficit	(10,524,621)	(82,276,226)	(81,131,250)
Other comprehensive income	117,120	830,010	457,569

Total stockholders’ deficiency	(10,210,839)	(79,823,234)	(79,050,699)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	120,942	945,471	955,012

See accompanying notes to these consolidated financial statements.

COL CHINA ONLINE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	FOR THE THREE MONTHS ENDED
	DECEMBER 31, 2006		DECEMBER 31, 2005
	(US$) (Illustrative only)	(Rmb)	(Rmb)
NET REVENUES:
Telecommunication	150,447	1,176,122	638,560
Marketing fee – PIERS	11,795	92,206	78,710

Total revenues	162,242	1,268,328	717,270

COST OF SALES:
Telecommunication	107,584	841,038	387,056
Marketing fee – PIERS	189	1,478	40,631

	107,773	842,516	427,687

Gross Margin	54,469	425,812	289,583

OPERATING EXPENSES:
General and administrative	162,255	1,268,419	1,095,570
Amortization and depreciation	2,689	21,024	126,187

Total operating expenses	164,944	1,289,443	1,221,757

OPERATING LOSS	(110,475)	(863,631)	(932,174)

Rental income	33,579	262,500	—
Other income	85	661	660

LOSS BEFORE MINORITY INTEREST	(76,811)	(600,470)	(931,514)

Minority interest	—	—	—

NET LOSS	(76,811)	(600,470)	(931,514)

COMPREHENSIVE LOSS	(76,811)	(600,470)	(931,514)

BASIC AND FULLY DILUTED NET LOSS PER SHARE	(0.002)	(0.012)	(0.019)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK	50,155,000	50,155,000	50,155,000

See accompanying notes to these consolidated financial statements.

COL CHINA ONLINE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

	FOR THE SIX MONTHS ENDED
	DECEMBER 31, 2006	DECEMBER 31, 2005
	(US$) (Illustrative only)	(Rmb)	(Rmb)
NET REVENUES:
Telecommunication	206,773	1,622,041	1,004,139
Marketing fee PIERS	41,268	325,536	78,710

Total revenues	248,041	1,947,577	1,082,849

COST OF SALES:
Telecommunication	121,523	951,387	734,753
Marketing fee PIERS	1,274	10,070	40,631

	122,797	961,457	775,384

Gross Margin	125,244	986,120	307,465

OPERATING EXPENSES:
General and administrative	332,361	2,615,120	2,517,345

Amortization and depreciation	5,345	42,048	249,719

Total operating expenses	337,706	2,657,168	2,767,064

OPERATING LOSS	(212,462)	(1,671,048)	(2,459,599)

Rental income	66,736	525,000	387,500

Other income	137	1,072	1,196

LOSS BEFORE MINORITY INTEREST	(145,589)	(1,144,976)	(2,070,903)

Minority interest	—	—	—

NET LOSS	(145,589)	(1,144,976)	(2,070,903)

COMPREHENSIVE LOSS	(145,589)	(1,144,976)	(2,070,903)

BASIC AND FULLY DILUTED NET LOSS PER SHARE	(0.003)	(0.023)	(0.041)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK	50,155,000	50,155,000	50,155,000

See accompanying notes to these consolidated financial statements.

COL CHINA ONLINE INTERNATIONAL INC.
CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

	FOR THE SIX MONTHS ENDED
	DECEMBER 31, 2006		DECEMBER 31, 2005
	(US$) (Illustrative only)	(Rmb)	(Rmb)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(145,589)	(1,144,976)	(2,070,903)
Adjustments to reconcile net loss to net cash used
in operating activities:
Amortization and depreciation	5,345	42,048	249,719
Change in operating assets and liabilities:
(Increase) Decrease in:
Accounts receivables	(1,996)	(15,607)	(31,905)
Other assets	1,883	14,723	(98,175)
(Decrease) Increase in:
Accounts payable and accrued expenses	(34,613)	(270,587)	290,051
Taxes payable	(5,007)	(39,134)	15,158

Net cash used in operating activities	(179,977)	(1,413,533)	(1,646,055)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of equipment	—	—	(35,380)

Net cash used in investing activities	—	—	(35,380)

CASH FLOWS FROM FINANCING ACTIVITIES:
Other loan repayment	(19,188)	(150,000)	—
Advances from Majority Stockholder	203,007	1,593,571	1,654,736

Net cash provided by financing activities	183,819	1,443,571	1,654,736

EFFECT OF EXCHANGE RATE CHANGES ON CASH	203	1,585	379,881

NET INCREASE IN CASH	4,045	31,623	353,182

CASH, beginning of period	25,614	200,238	598,654

CASH, end of period	29,659	231,861	951,836

See accompanying notes to these consolidated financial statements.

COL CHINA ONLINE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.    Company Organization and Operations

Nature of Operations – COL China Online International Inc. (“COL International” or the “Company”) was incorporated as a Delaware corporation on February 22, 2000, for the purpose of acquiring and conducting the engineering services and internet related business of Migration Developments Limited, a British Virgin Islands company (“Migration”), and raising equity capital to be utilized in the business of Migration. Beginning in approximately January 2004, the Company focused its business on internet and telecommunication convergence solutions and customer-specific solutions for the retail industry.

2.    Basis of Presentation

Going concern – The ability of the Company to continue operations as a going concern is dependent upon the continuing support from Honview International Limited (“Honview”), a former shareholder of Migration, which is now a major stockholder of the Company, until such time as, when or if, the combined entity of the Company and Migration achieve profitable operations and/or additional funds are raised in future private and public offerings.

The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (“SEC”). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements have been prepared on the same basis as the annual financial statements. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-KSB for the year ended June 30, 2006, which was filed on October 20, 2006. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company as of December 31, 2006 and the results of its operations and cash flows for the three-month and six-month period then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

The amounts included in the financial statements are presented in Renminbi (“Rmb”), which is COL International’s functional currency, because COL International’s operations are primarily located in the People’s Republic of China (“PRC”). For illustrative purposes, the condensed consolidated balance sheet as of December 31, 2006 and condensed consolidated statement of operations for the three months and six months ended December 31, 2006 and condensed consolidated statement of cash flows for the six months ended December 31, 2006 have been translated into US dollars at approximately 7.8175 Rmb to the dollar, which was the exchange rate at December 31, 2006.

3.    Recently Issued Accounting Standards

There are no new accounting pronouncements for which adoption is expected to have a material effect on the Company’s condensed consolidated financial statements.

COL CHINA ONLINE INTERNATIONAL INC.
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

4.    Comprehensive Loss

The Company accounts for comprehensive loss in accordance with SFAS No. 130, “Reporting Comprehensive Income”. SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined therein, refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity. Accumulated other comprehensive income for the three months period ended December 31, 2006, respectively, represented foreign currency translation adjustments.

5.    Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding.

Pursuant to the Company’s 2000 Stock Option Plan, options may be granted to purchase an aggregate of 4,000,000 shares of common stock to key employees and other persons who have or are contributing to the Company’s success. As of December 31, 2006, no options had been granted under the 2000 plan.

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

     Going concern – The ability of the Company to continue operations as a going concern is dependent upon the continuing support from Honview International Limited (“Honview”), a former shareholder of Migration, which is now a major stockholder of the Company, until such time as, when or if, the combined entity of the Company and Migration achieve profitable operations and/or additional funds are raised in future private and public offerings.

     Plan of Operations – The Company has focused and will continue to focus on the provision of internet and telecommunication convergence solutions to its customers. COL|Convergence (“COLc”) is developing into a provider of communication services offering tailored solutions to multinational companies in China.

     In November 2005, COLc signed an Overseas Representative Agreement (“ORA”) on a revenue sharing basis with Commonwealth Business Media, Inc. (“CBM”) to promote and market their trade data products to end users in the region of Eastern China. Port Import Export Reporting Service (“PIERS”), a division of CBM, is legally authorized by the U.S. Customs and Border Protection (title 19, code of Federal Regulations, part 103.31) to collect and publish import/export information derived from manifests of vessels calling at U.S. ports. The ORA signed with CBM, subject to renewal upon consent by both parties, is for a period of two years commencing on November 21, 2005. The Company may recruit more staff should its plan of operations prove successful, of which there is no assurance.

     The Company has a negative cash flow from operating activities and is seeking additional financing in order to satisfy its cash requirements. The Company anticipates that it will require approximately Rmb2,000,000 (or approximately US$253,000) in financing during the next 12 months to satisfy its cash requirements for the continued development of the Company’s business plan. The Company, through its Migration subsidiary, currently employs approximately 30 employees in China. The Company may recruit more staff should its plan of operations prove successful, of which there is no assurance.

Results of Operations

     Three Months Ended December 31, 2006 compared to Three Months Ended December 31, 2005

     Revenue for the three months ended December 31, 2006 included service commission revenues from telecommunications of Rmb1,176,122 (US$150,447) compared to services commission revenues from telecommunication of Rmb638,560 for the three months ended December 31, 2005 The increase is due to a new project initiated by the Company to promote internet fixed line services to end users that began in August 2006 and was terminated in December 2006. There was no such project during the three months ended December 31, 2005. Revenue for the three months ended December 31, 2006 also included marketing fee revenues derived from sales of the Company’s trade data products on a revenue sharing basis with CBM of Rmb92,206 (US$11,795) compared to Rmb78,710 for the three moths ended December 31, 2005. The increase is primarily due to the fact that the contract with CBM did not being until November 21, 2005, and as a result, revenues during 2005 only reflect slightly more than one month of revenues whereas revenues during 2006 reflect three months of revenues.

     The service commission revenues stem from the Company’s contract with a telecommunication services company selling IDD (IP phone) to end-users. The Company receives telecommunication services commission income from the agent, which is a percentage of fees from the monthly payments of end users.

     The marketing fee revenue is derived from sales of the Company’s trade data products through its agreement with CBM. The Company contracted with CBM on a revenue sharing basis to promote and market their trade data products to end users in the region of Eastern China.

     For the three months ended December 31, 2006, the Company had other income of Rmb661 (US$85) as compared to Rmb660 for the three months ended December 31, 2005. “Other income” primarily represents interest income and miscellaneous income.

     General and administrative costs include salaries, rent, travel other overhead costs. For the three months ended December 31, 2006 and 2005, general and administrative costs totaled Rmb1,268,419 (US$162,255) and Rmb1,095,570, respectively. The increase is mainly due to an increase in rent paid per square meter.

     Amortization and depreciation expense for the three months ended December 31, 2006 and 2005 was Rmb21,024 (US$2,689) and Rmb126,187, respectively. The decrease is primarily due to some fixed assets were fully depreciated in 2005.

     The Company has not recognized any future tax benefits resulting from its operating losses due to the uncertainty of future realization. No share of loss has been absorbed by minority shareholder for the three months ended December 31, 2006 and 2005 as its initial capital contribution was fully absorbed.

     The above has resulted in net losses of Rmb600,470 (US$76,811) and Rmb931,514 for the three months ended December 31, 2006 and 2005, respectively.

     Six Months Ended December 31, 2006 compared to Six Months Ended December 31, 2005

     Revenue for the six months ended December 31, 2006 included service commission revenues from telecommunication of Rmb1,622,041 (US$206,773) compared to Rmb1,004,139 for the six months ended December 31, 2005. The increase is due to a new project initiated by the Company to promote internet fixed line services to end users that began in August 2006 and was terminated in December 2006. There was no such project during the six months ended December 31, 2005. Revenue for the six months ended December 31, 2006 also included marketing fee revenue derived from sales of the Company’s trade data products on a revenue sharing basis with CBM Rmb325,536 (US$41,268) compared to Rmb78,710 for the six months ended December 31, 2005. The increase is primarily due to the fact that the contract with CBM did not being until November 21, 2005, and as a result, revenues during 2005 only reflect slightly more than one month of revenues whereas revenues during 2006 reflect six months of revenues.

     For the six months ended December 31, 2006, the Company had other income of Rmb1,072 (US$137) as compared to Rmb1,196 for the six months ended December 31, 2005.

     For the six months ended December 31, 2006 and 2005, general and administrative costs totaled Rmb2,615,120 (US$332,361) and Rmb2,517,345 respectively. The increase is mainly due to an increase in rent paid per square meter.

     Amortization and depreciation expense for the six months ended December 31, 2006 and 2005 was Rmb42,048 (US$5,345) and Rmb249,719, respectively. The decrease is primarily due to some fixed assets were fully depreciated in 2005.

     The above has resulted in net losses of Rmb1,144,976 (US$145,589) and Rmb2,070,903 for the six months ended December 31, 2006 and 2005, respectively. The Company expects to continue to incur losses until its services are more fully developed and accepted in China.

Liquidity and Capital Resources

     As of December 31, 2006 and June 30, 2006, the Company had a negative working capital of Rmb111,046 (US$14,205) and Rmb453,274, respectively. As of December 31, 2006, advances from the majority stockholder totaled Rmb79,900,856 (US$10,220,768) compared to advances from the majority stockholder of Rmb78,678,141 as of June 30, 2006. The Company’s management believes the majority stockholder will continue to provide financial support to the Company.

     Cash used in operating activities for the six months ended December 31, 2006 was Rmb1,413,533 (US$179,977) as compared with Rmb1,646,055 for the six months ended December 31, 2005. The cash used in operations was to fund operating losses of Rmb1,144,976 (US$145,589) and Rmb2,070,903, generally offset by non-cash expenses related to amortization and depreciation of Rmb42,048 (US$5,345) and Rmb249,719 for the six months ended December 31, 2006 and 2005, respectively.

     Cash flows from financing activities have generally come from advances by the majority stockholder of the Company. During the six months ended December 31, 2006 and 2005, the majority stockholder has advanced Rmb1,593,571 (US$203,007) and Rmb1,654,736, respectively.

Critical Accounting Policies

     The Company’s significant accounting policies are described in note 2 to the financial statements for the six months ended December 31, 2006 and 2005 included in the accompanying financial statements and notes to consolidated financial statements. The Company believes its most critical accounting policies include revenue recognition and accounting for provision for impairment loss.

     The Company recognizes revenue at the time the service is rendered or product is delivered and collection is reasonably assured, which generally approximates the time it is accepted by the customer.

     Telecommunication income represents the services commission revenues from ISP service and selling IP phones. The Company has contracted with telecommunication services companies selling IDD (IP phones) to end-users and receives telecommunication services commission income from the agents, which is a percentage of the fees paid by the end users for monthly usage of the phones. Services commission revenue is recognized in the period in which the service is rendered.

Pate 10

     Marketing fee revenue is derived from sales of the Company’s trade data products through its contract with CBM. The Company has contracted with CBM on a revenue sharing basis to promote and market the Company’s trade data products to end users in the region of Eastern China. Marketing fee revenue is recognized upon referring customers’ sales orders to CBM and is recognized on a net basis.

     No provision for impairment loss on fixed assets was made for the six months ended December 31, 2006, and the year ended June 30, 2006, respectively, because the recoverable amount of fixed assets is estimated to be higher than its carrying value at the respective period-end and year-end date by the management.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements.

Item 3 Controls and Procedures

     Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with participation of the Company’s management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14 (c) under the Securities Exchange Act of 1934). Based on their evaluation, as of December 31, 2006, our Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no significant changes in the Company’s internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

__________

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

Date: February 14, 2007

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

__________

(1)	Incorporated by reference from the Company’s Form SB-2 Registration Statement dated June 13, 2000 (File No. 333-39208)

(2)	Incorporated by reference from the Company’s Amendment No. 3 to Form SB-2 Registration Statement dated January 17, 2001 (File No. 333-39208)

(3)	Translated into English from Chinese