Form 10KSB/A
period 2006-07-30
COL CHINA ONLINE INTERNATIONAL INC
filed 2007-04-04
CIK 1114274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

AMENDMENT NO. 2 TO

FORM 10 - KSB/A

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

The number of shares of the registrant’s common stock, par value $.001 per share, outstanding as of March 12, 2007 was 50,155,000.

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

The provision for doubtful debts bears the risk of change because, while the PRC’s financial markets are evolving, information available for evaluating the creditworthiness of the Company’s customers is not as sophisticated as in nations with mature financial markets. The Company has implemented its own procedures to evaluate customer creditworthiness, and the Company’s past loss experience from uncollected accounts has been immaterial.

In 2006, as in previous years, the Company impaired certain long-lived assets, namely furniture and equipment. In 2006, furniture and equipment represented approximately 25% of the Company’s long-lived assets. While the Company does not anticipate further impairment of these assets beyond 2006, in the future the Company may make other material investments in long-lived assets, which may require impairment. The impairment loss provision bears the risk of change because the PRC’s economy still is a developing economy, and as such, future opportunities to invest in long-lived assets may bear greater risk than the Company currently is experiencing.

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

10.3	Cooperation Agreement Regarding China Online's Internet Content Service Commercial Business dated July 15, 1998 between Neihi Electronic Systems Co., Ltd. (now known as the JV) and Rayes Group (2) (1)

10.4	Cooperation Agreement for Dissemination of Educational Resources between the JV and Wuhan City No.2 Secondary School to establish Education Net dated January 7, 2000 (2) (1)

10.5	Cooperation Agreement for Transmission of Education Materials between the JV and Wuhan Cable TV to provide Education Net infrastructure dated March 10, 2000 (2) (1)

10.6	Purchase Agreement between the JV, Shanghai Togji Construction Materials Technology Sales Service Co., Ltd. and other parties specified thereby dated October 22, 1999 (2) (1)

10.7	2000 Stock Option Plan* (1)

10.8	Form of Subscription Agreement (1)

10.9	Form of Escrow Agreement between the Company and American Securities Transfer and Trust, Inc. (1)

10.10	Form of Migration's Convertible Promissory Note (3)

10.11	Migration's Loan Agreement dated October 10, 2000 (3)

10.12	Sino-Foreign Joint Venture Agreement dated July 7, 2000 between Migration and Shanghai Dongyi Scientific Technology Engineering Co. (3)

10.13	Share Purchase Agreement dated July 17, 2000 between Shanghai Shangyi Science and Trade Information Consulting Co., Ltd. and Shanghai Tongji Construction Materials Sales and Services Co., Ltd. (3)

10.14	Lease Agreement for Rental of Office Premises dated April 25, 2000 (3)

10.15	COL International's Loan Agreement dated December 21, 2000 (4)

21	Subsidiaries of the Registrant (5)

31	Rule 13a-14(a)/15a-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Designates a management contract or compensatory plan required to be filed as an Exhibit to this Report on Form 10-KSB

(1)	Incorporated by reference from the Company’s Form SB-2 Registration Statement dated June 13, 2000 (File No. 333-39208)

(2)	Translated into English from Chinese

(3)	Incorporated by reference from the Company’s Amendment No. 2 to Form SB-2 Registration Statement dated October 19, 2000 (File No. 333-39208)

(4)	Incorporated by reference from the Company’s Amendment No. 3 to Form SB-2 Registration Statement dated January 17, 2001 (File No. 333-39208)

(5)	Incorporated by reference from the Company’s Form 10-KSB dated November 15, 2001 for the year ended June 30, 2001 (File No. 333-39208)

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

COL CHINA ONLINE INTERNATIONAL INC.

Date: April 3, 2007	By:	/s/ Chi Keung Wong
Chi Keung Wong, Chief Executive Officer and Chief Financial Officer

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date	Signatures

/s/ Kam Che Chan
April 3, 2007	Kam Che Chan, Director

/s/ Anthony Ng
April 3, 2007	Anthony Ng, Director

/s/ Paul Wong
April 3, 2007	Paul Wong, Director

/s/ Qi Yu Zhang
April 3, 2007	Qi Yu Zhang, Director

Moores Rowland Mazars Chartered Accountants Certified Public Accountants	34th Floor, The Lee Gardens 33 Hysan Avenue, Causeway Bay Hong Kong People's Republic of China

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

/s/ Moores Rowland Mazars

Chartered Accountants
Certified Public Accountants
Hong Kong
13 October 2006

COL CHINA ONLINE INTERNATIONAL INC.
CONSOLIDATED BALANCE SHEETS

	JUNE 30, 2006		JUNE 30, 2005
	(US$)	Rmb	Rmb
ASSETS	(Illustrative only)

CURRENT ASSETS:
Cash	24,920	200,238	598,654
Accounts receivable, net of an allowance for doubtful accounts	2,129	17,110	68,055
Deposits and other receivables	63,091	506,948	266,786

Total current assets	90,140	724,296	933,495

PROPERTY, OFFICE SPACE AND EQUIPMENT, net of accumulated depreciation and impairment of Rmb10,589,897 (US$1,317,930) and Rmb1,712,176 (US$213,083) respectively (Note7)	28,713	230,716	1,270,592

TOTAL ASSETS	118,853	955,012	2,204,087

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses	117,381	943,184	790,945
Due to a minority stockholder	—	—	187,155
Tax payable	29,170	234,386	199,889

Total current liabilities	146,551	1,177,570	1,177,989

NON-CURRENT LIABILITIES:
Payable to Majority Stockholder (Note 8a)	9,791,623	78,678,141	76,617,572

Other loan	18,668	150,000	—

Total non-current liabilities	9,810,291	78,828,141	76,617,572

Commitments and contingencies (Notes 3 & 9)

STOCKHOLDERS’ DEFICIENCY:
Common stock, US$0.001 par value, 100,000,000 shares authorized and 50,155,000 shares issued, outstanding	50,155	408,864	408,864
Additional paid-in capital	146,507	1,214,118	1,214,118
Accumulated deficit	(10,096,917)	(81,131,250)	(77,181,865)
Other comprehensive income (loss)	62,266	457,569	(32,591)

Total stockholders’ deficiency	(9,837,989)	(79,050,699)	(75,591,474)

TOTAL LIABILITIES AND STOCKHOLDERS’ DEFICIENCY	118,853	955,012	2,204,087

See accompanying notes to these consolidated financial statements

COL CHINA ONLINE INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF OPERATIONS

	FOR THE YEAR ENDED JUNE 30, 2006		FOR THE YEAR ENDED JUNE 30, 2005
	(US$)	(Rmb)	(Rmb)
	(Illustrative only)
NET REVENUES:
Telecommunication	540,711	4,344,744	977,791
Marketing fee - PIERS	119,911	963,516	—

Total revenues	660,622	5,308,260	977,791

COST OF SALES:
Telecommunication	376,710	3,026,957	678,335
Marketing fee - PIERS	41,615	334,388	—

	418,325	3,361,345	678,335

Gross Margin	242,297	1,946,915	299,456

OPERATING EXPENSES:
General and administrative	804,817	6,466,905	6,405,373
Amortization and depreciation	51,942	417,365	489,781
Provision for impairment loss on Property, Office Space and Equipment	30,481	244,924	—

Total operating expenses	887,240	7,129,194	6,895,154

OPERATING LOSS	(644,943)	(5,182,279)	(6,595,698)

Lease income	—	—	138,594
Rental income	113,562	912,500	480,000
Waiver of loans	39,546	317,760	—
Other income	327	2,634	2,944

LOSS BEFORE MINORITY INTEREST	(491,508)	(3,949,385)	(5,974,160)

Minority interest	—	—	—

NET LOSS	(491,508)	(3,949,385)	(5,974,160)

OTHER COMPREHENSIVE LOSS	—	—	—

COMPREHENSIVE LOSS	(491,508)	(3,949,385)	(5,974,160)

BASIC AND FULLY DILUTED NET LOSS PER SHARE	(0.01)	(0.08)	(0.12)

WEIGHTED AVERAGE NUMBER OF COMMON STOCK	50,155,000	50,155,000	50,155,000

See accompanying notes to these consolidated financial statements

COL CHINA ONLINE INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIENCY
FOR THE YEARS ENDED JUNE 30, 2005 AND 2006

	COMMON STOCK		ADDITIONAL PAID-IN CAPITAL	ACCUMULATED DEFICIT	OTHER COMPREHENSIVE INCOME/(LOSS)	TOTAL
	Number	(Rmb)	(Rmb)	(Rmb)	(Rmb)	(Rmb)

Balances, June 30, 2004	50,155,000	408,864	1,214,118	(71,207,705)	(33,930)	(69,618,653)

Net loss	—	—	—	(5,974,160)	—	(5,974,160)

Other comprehensive income	—	—	—	—	1,339	1,339

Balances, June 30, 2005	50,155,000	408,864	1,214,118	(77,181,865)	(32,591)	(75,591,474)

Net loss	—	—	—	(3,949,385)	—	(3,949,385)

Other comprehensive income	—	—	—	—	490,160	490,160

Balances, June 30, 2006	50,155,000	408,864	1,214,118	(81,131,250)	457,569	(79,050,699)

See accompanying notes to these consolidated financial statements

COL CHINA ONLINE INTERNATIONAL INC.
CONSOLIDATED STATEMENTS OF CASH FLOWS

	FOR THE YEAR ENDED JUNE 30, 2006		FOR THE YEAR ENDED JUNE 30, 2005
	(US$)	(Rmb)	(Rmb)
	(Illustrative only)
CASH FLOWS FROM OPERATING ACTIVITIES:
Net loss	(491,508)	(3,949,385)	(5,974,160)
Adjustments to reconcile net loss to net cash used in operating activities:
Loss on written off of Property, Office Space and Equipment	51,968	417,567	—
Amortization and depreciation	51,942	417,365	489,781
Provision for impairment loss on Property, Office Space and Equipment	30,481	244,924	—
Waiver of loans	(39,546)	(317,760)	—
Change in operating assets and liabilities:
Decrease (increase) in:
Accounts receivables and other receivables	(20,124)	(161,712)	86,966
Increase (decrease) in:
Accounts payable and accrued expenses	23,688	190,339	(729,347)
Taxes payable	4,293	34,497	107,912
Exchange difference	2,425	19,487	—

Net cash used in operating activities	(386,381)	(3,104,678)	(6,018,848)

CASH FLOWS FROM INVESTING ACTIVITIES:
Purchase of Property, Office Space and Equipment	(4,976)	(39,980)	(34,990)
Sales of Property, Office Space and Equipment	—	—	3,000
Lease payment received	—	—	988,293

Net cash (used in) provided by investing activities	(4,976)	(39,980)	956,303

CASH FLOWS FROM FINANCING ACTIVITIES:
Other loan raised	18,668	150,000	—
Advances from Majority Stockholder	323,346	2,598,169	5,558,328

Net cash provided by financing activities	342,014	2,748,169	5,558,328

EFFECT OF EXCHANGE RATE CHANGES ON CASH	(240)	(1,927)	1,339

NET (DECREASE) INCREASE IN CASH	(49,583)	(398,416)	497,122

CASH, beginning of year	74,503	598,654	101,532

CASH, end of year	24,920	200,238	598,654

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

1.
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

Impairment of Long-Lived Assets - COL International has adopted SFAS No. 144, Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of. In the event that facts and circumstances indicate that the carrying value of long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

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

There was no transaction with minority stockholder for the year ended June 30, 2006 and 2005.

5. Accounts Receivable

The following information summarizes accounts receivable at:

	June 30, 2006		June 30, 2005
	(US$)	(Rmb)	(Rmb)
	(Illustrative Only)

Trade receivables	2,129	17,110	68,055
Less: Allowance for doubtful accounts	—	—	—

	2,129	17,110	68,055

6. Deposits and other receivables

The following information summarizes deposits and other receivables at:

	June 30, 2006		June 30, 2005
	(US$)	(Rmb)	(Rmb)
	(Illustrative Only)

Rental deposits	53,419	429,232	208,932
Other receivables	33,790	271,516	251,654

	87,209	700,748	460,586

Less: Allowance for doubtful accounts	(24,118)	(193,800)	(193,800)

	63,091	506,948	266,786

COL CHINA ONLINE INTERNATIONAL INC.
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7. Property, Office Space and Equipment

Property, office space and equipment consists of the following:

	June 30, 2006		June 30, 2005
	(US$)	(Rmb)	(Rmb)
	(Illustrative Only)

Vehicles	41,748	335,458	335,458
Computer equipment	686,817	5,518,743	6,084,780
Computer softwares	574,061	4,612,721	4,612,721
Office furniture	27,943	224,530	224,530
Other equipment	229,157	1,841,337	1,893,569

	1,559,726	12,532,789	13,151,058
Less : Accumulated depreciation and amortization	(1,317,930)	(10,589,897)	(10,305,656)
Less : Impairment loss	(213,083)	(1,712,176)	(1,574,810)

	28,713	230,716	1,270,592

All computer softwares were purchased from third parties.

8. Payable To/(Receivable From) Related Parties

	June 30, 2006		June 30, 2005
	(US$)	(Rmb)	(Rmb)
	(Illustrative Only)

Minority stockholder of Joint Venture	(3,423)	(27,505)	(27,505)
Minority stockholder of Shangyi	—	—	214,660
Majority stockholder of COL International (Note a)	9,791,623	78,678,141	76,617,572

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

Deferred tax assets resulting from these differences, consist of the following:

	Hong Kong		PRC
	June 30,		June 30,
	2006	2005	2006	2006	2005
	(Rmb)	(Rmb)	(US$)	(Rmb)	(Rmb)
			(Illustrative only)		(restated)

Net operating loss carry forwards	—	—	702,313	5,643,262	5,058,368
Other	—	—	48,696	391,283	262,056

Total deferred tax assets	—	—	751,009	6,034,545	5,320,424

Less: Valuation allowance	—	—	(751,009)	(6,034,545)	(5,320,424)

	—	—	—	—	—

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

10.3	Cooperation Agreement Regarding China Online's Internet Content Service Commercial Business dated July 15, 1998 between Neihi Electronic Systems Co., Ltd. (now known as the JV) and Rayes Group (2) (1)

10.4	Cooperation Agreement for Dissemination of Educational Resources between the JV and Wuhan City No.2 Secondary School to establish Education Net dated January 7, 2000 (2) (1)

10.5	Cooperation Agreement for Transmission of Education Materials between the JV and Wuhan Cable TV to provide Education Net infrastructure dated March 10, 2000 (2) (1)

10.6	Purchase Agreement between the JV, Shanghai Togji Construction Materials Technology Sales Service Co., Ltd. and other parties specified thereby dated October 22, 1999 (2) (1)

10.7	2000 Stock Option Plan* (1)

10.8	Form of Subscription Agreement (1)

10.9	Form of Escrow Agreement between the Company and American Securities Transfer and Trust, Inc. (1)

10.10	Form of Migration's Convertible Promissory Note (3)

10.11	Migration's Loan Agreement dated October 10, 2000 (3)

10.12	Sino-Foreign Joint Venture Agreement dated July 7, 2000 between Migration and Shanghai Dongyi Scientific Technology Engineering Co. (3)

10.13	Share Purchase Agreement dated July 17, 2000 between Shanghai Shangyi Science and Trade Information Consulting Co., Ltd. and Shanghai Tongji Construction Materials Sales and Services Co., Ltd. (3)

10.14	Lease Agreement for Rental of Office Premises dated April 25, 2000 (3)

10.15	COL International's Loan Agreement dated December 21, 2000 (4)

21	Subsidiaries of the Registrant (5)

31	Rule 13a-14(a)/15a-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Designates a management contract or compensatory plan required to be filed as an Exhibit to this Report on Form 10-KSB

(1)	Incorporated by reference from the Company’s Form SB-2 Registration Statement dated June 13, 2000 (File No. 333-39208)

(2)	Translated into English from Chinese

(3)	Incorporated by reference from the Company’s Amendment No. 2 to Form SB-2 Registration Statement dated October 19, 2000 (File No. 333-39208)

(4)	Incorporated by reference from the Company’s Amendment No. 3 to Form SB-2 Registration Statement dated January 17, 2001 (File No. 333-39208)

(5)	Incorporated by reference from the Company’s Form 10-KSB dated November 15, 2001 for the year ended June 30, 2001 (File No. 333-39208)