Form 10QSB
period 2007-03-31
COL CHINA ONLINE INTERNATIONAL INC
filed 2007-05-21
CIK 1114274

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

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2007.

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
Yes    X    No
    -------    ------

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [ ] NO [X]

As of May 15, 2007, the registrant had outstanding 50,155,000 shares of its common stock, par value $.001.

Transitional Small Business Disclosure Format (Check One):

Yes         No    X
    -----       -----

================================================================================

                       COL China Online International Inc.


                              REPORT ON FORM 10-QSB

                     For the Period Ended December 31, 2006

                                Table of Contents

                                                                       Page No.

PART I.  FINANCIAL INFORMATION

Item 1    Financial Statements:
          Condensed Consolidated Balance Sheets as of March 31, 2007
            (unaudited) and June 30, 2006                                   2
          Condensed Consolidated Statements of Operations for
             the three months ended March 31, 2007 and 2006 (unaudited) 3 Condensed Consolidated Statements of Operations for
             the nine months ended March 31, 2007 and 2006 (unaudited) 4 Condensed Consolidated Statements of Cash Flows for
             the nine months ended March 31, 2007 and 2006 (unaudited)      5
          Notes to Condensed Consolidated Financial Statements              6
Item 2    Management's Discussion and Analysis of
             Financial Condition and Results of Operations                  8
Item 3    Controls and Procedures                                          11

PART II.  OTHER INFORMATION

Item 1    Legal Proceedings                                                11
Item 2    Unregistered Sales of Equity Securities and Use of Proceeds      11
Item 3    Defaults Upon Senior Securities                                  11
Item 4    Submissions of Matters to a Vote of Security Holders             11
Item 5    Other Information                                                11
Item 6    Exhibits                                                         12

Signature Page                                                             12
Exhibit 31.1 Certification
Exhibit 32.1 Certification



       See accompanying notes to these consolidated financial statements

                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                          COL CHINA ONLINE INTERNATIONAL INC.
                                         CONDENSED CONSOLIDATED BALANCE SHEET

                                                            MARCH 31, 2007 (unaudited)             JUNE 30, 2006
                                                        --------------------------------           -------------
                                                               (US$)
                                                  (Illustrative Only)             (Rmb)                (Rmb)
ASSETS
------
CURRENT ASSETS:
    Cash                                                     26,972              208,788              200,238
    Accounts receivable, net of an allowance for
         doubtful accounts                                    9,678               74,915               17,110
    Deposits and other receivables                           63,225              489,421              506,948
                                                        -----------          -----------          -----------

        Total current assets                                 99,875              773,124              724,296

PROPERTY, OFFICE SPACE AND
EQUIPMENT, net of accumulated depreciation
    Rmb12,532,789 (US$1,619,035)                             21,670              167,745              230,716
                                                        -----------          -----------          -----------

TOTAL ASSETS                                                121,545              940,869              955,012
                                                        ===========          ===========          ===========


LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                    91,296              706,712              943,184
    Taxes payable                                            26,183              202,678              234,386
                                                        -----------          -----------          -----------

        Total current liabilities                           117,479              909,390            1,177,570

NON-CURRENT LIABILITIES:
    Payable to majority stockholder                      10,330,265           79,965,545           78,678,141
    Other loan                                                 --                   --                150,000
                                                        -----------          -----------          -----------

    Total non-current liabilities                        10,330,265           79,965,545           78,828,141

STOCKHOLDERS' DEFICIENCY:
    Common stock, US$0.001 par value, 100,000,000
         shares authorized, 50,155,000 shares
         issued and outstanding                              50,155              408,864              408,864
    Additional paid-in capital                              146,507            1,214,118            1,214,118
    Accumulated deficit                                 (10,663,281)         (82,543,401)         (81,131,250)
    Other comprehensive income                              140,420              986,353              457,569
                                                        -----------          -----------          -----------

             Total stockholders' deficiency             (10,326,199)         (79,934,066)         (79,050,699)
                                                        -----------          -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY              121,545              940,869              955,012
                                                        ===========          ===========          ===========

                               See accompanying notes to these consolidated financial statements



                                         COL CHINA ONLINE INTERNATIONAL INC.
                               CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                     FOR THE THREE MONTHS ENDED
                                                -------------------------------------------------------------
                                                              MARCH 31, 2007                   MARCH 31, 2006
                                                ------------------------------------           --------------
                                                      (US$)
                                            (Illustrative Only)               (Rmb)                 (Rmb)
NET REVENUES:
     Telecommunication                                 30,221                233,937                398,537
     Marketing fee - PIERS                             35,677                276,173                528,321
                                                  -----------            -----------            -----------

     Total revenues                                    65,898                510,110                926,858

COST OF SALES:
    Telecommunication                                  (2,004)               (15,510)              (230,567)
     Marketing fee - PIERS                             (4,586)               (35,500)              (211,546)
                                                  -----------            -----------            -----------

                                                       (6,590)               (51,010)              (442,113)
                                                  -----------            -----------            -----------

    Gross margin                                       59,308                459,100                484,745

OPERATING EXPENSES:
    General and administrative                       (126,347)              (978,051)            (1,291,442)
    Amortization and depreciation                      (2,703)               (20,922)              (126,186)
                                                  -----------            -----------            -----------

         Total operating expenses                    (129,050)              (998,973)            (1,417,628)
                                                  -----------            -----------            -----------

OPERATING LOSS                                        (69,742)              (539,873)              (932,883)

    Rental income                                      35,200                272,477                   --
    Other income                                           29                    222                    729
                                                  -----------            -----------            -----------

LOSS BEFORE MINORITY INTEREST                         (34,513)              (267,174)              (932,154)

    Minority interest                                    --                     --                     --
                                                  -----------            -----------            -----------

NET LOSS                                              (34,513)              (267,174)              (932,154)
                                                  ===========            ===========            ===========

COMPREHENSIVE LOSSES                                  (34,513)              (267,174)              (932,154)
                                                  ===========            ===========            ===========

BASIC AND FULLY DILUTED NET LOSS PER SHARE             (0.001)                (0.005)                (0.019)
                                                  ===========            ===========            ===========

WEIGHTED AVERAGE NUMBER OF COMMON STOCK            50,155,000             50,155,000             50,155,000
                                                  ===========            ===========            ===========

                     See accompanying notes to these consolidated financial statements




                                              COL CHINA ONLINE INTERNATIONAL INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                                        FOR THE NINE MONTHS ENDED
                                                    ---------------------------------------------------------
                                                               MARCH 31, 2007                  MARCH 31, 2006
                                                    ---------------------------------          --------------
                                                          (US$)
                                            (Illustrative Only)               (Rmb)                 (Rmb)
NET REVENUES:
     Telecommunication                                 236,994              1,855,978              1,402,676
     Marketing fee - PIERS                              76,945                601,709                607,031
                                                   -----------            -----------            -----------

           Total revenues                              313,939              2,457,687              2,009,707

COST OF SALES:
    Telecommunication                                 (123,527)              (966,897)              (965,320)
     Marketing fee - PIERS                              (5,860)               (45,570)              (252,177)
                                                   -----------            -----------            -----------

                                                      (129,387)            (1,012,467)            (1,217,497)
                                                   -----------            -----------            -----------

    Gross margin                                       184,552              1,445,220                792,210

OPERATING EXPENSES:
    General and administrative                        (458,709)            (3,593,172)            (3,421,289)
    Amortization and depreciation                       (8,048)               (62,970)              (375,905)
                                                   -----------            -----------            -----------

         Total operating expenses                     (466,757)            (3,656,142)            (3,797,194)
                                                   -----------            -----------            -----------

OPERATING LOSS                                        (282,205)            (2,210,922)            (3,004,984)

    Rental income                                      101,936                797,477                   --
    Other income                                           166                  1,294                  1,927
                                                   -----------            -----------            -----------

LOSS BEFORE MINORITY INTEREST                         (180,103)            (1,412,151)            (3,003,057)

    Minority interest                                     --                     --                     --
                                                   -----------            -----------            -----------

NET LOSS                                              (180,103)            (1,412,151)            (3,003,057)
                                                   ===========            ===========            ===========

COMPREHENSIVE LOSSES                                  (180,103)            (1,412,151)            (3,003,057)
                                                   ===========            ===========            ===========

BASIC AND FULLY DILUTED NET LOSS PER SHARE              (0.004)                (0.028)                (0.060)
                                                   ===========            ===========            ===========

WEIGHTED AVERAGE NUMBER OF STOCK                    50,155,000             50,155,000             50,155,000
                                                   ===========            ===========            ===========

                           See accompanying notes to these consolidated financial statements




                                         COL CHINA ONLINE INTERNATIONAL INC.
                                      CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                           FOR THE NINE MONTHS ENDED
                                                       -----------------------------------------------------------
                                                                  MARCH 31, 2007                    MARCH 31, 2006
                                                       ----------------------------------           --------------
                                                              (US$)
                                                 (Illustrative Only)               (Rmb)               (Rmb)
CASH FLOWS FROM OPERATING ACTIVITIES:
     Net loss                                              (180,103)           (1,412,151)           (3,003,057)
     Adjustments to reconcile net loss to net
     cash used in operating activities:
       Amortization and depreciation                          8,048                62,971               375,905
       Change in operating assets and
        liabilities:
         Increase (Decrease) in:
         Accounts receivables                                (7,467)              (57,805)               25,938
         Other assets                                         2,264                17,527               (41,883)
         (Decrease) Increase in:
         Accounts payable and accrued
           Expenses                                         (30,548)             (236,472)              542,877
         Taxes payable                                       (4,096)              (31,708)                6,906
                                                         ----------            --------------------------------

    Net cash used in operating activities                  (211,902)           (1,657,638)           (2,093,314)
                                                         ----------            --------------------------------

CASH FLOWS FROM INVESTING ACTIVITIES:
     Purchase of equipment                                     --                    --                 (35,380)
                                                         ----------            --------------------------------

     Net cash used in investing activities                     --                    --                 (35,380)
                                                         ----------            --------------------------------

CASH FLOWS FROM FINANCING ACTIVITIES:
     Advances from Majority Stockholder                     232,259             1,815,219             1,891,511
     Other loan repayment                                   (19,378)             (150,000)                 --
                                                         ----------            --------------------------------

     Net cash provided by financing activities              212,881             1,665,219             1,891,511
                                                         ----------            --------------------------------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                         125                   969               437,056
                                                         ----------            --------------------------------

NET INCREASE IN CASH                                          1,104                 8,550               198,873

CASH, beginning of period                                    25,868               200,238               598,654
                                                         ----------            --------------------------------

CASH, end of period                                          26,972               208,788               798,527
                                                         ==========            ================================


                         See accompanying notes to these consolidated financial statements

                                                   Page 5

                       COL CHINA ONLINE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.        Company Organization and Operations

          Nature of Operations - COL China Online International Inc. ("COL International" or the "Company") was incorporated as a Delaware corporation on February 22, 2000, for the purpose of acquiring and conducting the engineering services and internet related business of Migration Developments Limited, a British Virgin Islands company ("Migration"), and raising equity capital to be utilized in the business of Migration. Beginning in approximately January 2004, the Company focused its business on internet and telecommunication convergence solutions and customer-specific solutions for the retail industry.


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

          The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission ("SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements have been prepared on the same basis as the annual financial statements. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2006, which was filed on October 17, 2006 and subsequently amended on October 20, 2006 and April 4, 2007. In the opinion of the Company, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2007 and the results of its operations and cash flows for the three-month and nine-month period then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

          The amounts included in the financial statements are presented in Renminbi ("Rmb"), which is COL International's functional currency, because COL International's operations are primarily located in the People's Republic of China ("PRC"). For illustrative purposes, the condensed consolidated balance sheet as at March 31, 2007 and condensed consolidated statement of operations for the three months and nine months ended March 31, 2007 and condensed consolidated statement of cash flows for the nine months ended March 31, 2007 have been translated into US dollars at approximately 7.7409 Rmb to the dollar, which was the exchange rate at March 31, 2007.


3.        Recently Issued Accounting Standards

          There are no new accounting pronouncements for which adoption is expected to have a material effect on the Company's condensed consolidated financial statements.

                       COL CHINA ONLINE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.        Comprehensive Loss

          The Company accounts for comprehensive loss in accordance with SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined therein, refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. Accumulated other comprehensive income for the three months period ended March 31, 2007, respectively, represented foreign currency translation adjustments.

5.        Net Loss Per Share

          Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding.

          Pursuant to the Company's 2000 Stock Option Plan, options may be granted to purchase an aggregate of 4,000,000 shares of common stock to key employees and other persons who have or are contributing to the Company's success. As of March 31, 2007, no options had been granted under the 2000 plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This document contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. When used in this document, the words "expects", "anticipates", "intends" and "plans" and similar expressions are intended to identify certain of these forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed in this document. Factors that could cause or contribute to such difference include those discussed below and in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2006.

Overview

     COL China Online International, Inc. (the "Company" or "COL International") was formed for the purpose of acquiring and conducting the engineering services and the internet related business of Migration Development Limited, a British Virgin Islands company ("Migration"), and raising equity capital to be utilized in the business of Migration.

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

     Plan of Operations - The Company has focused and will continue to focus on the provision of internet and telecommunication convergence solutions to its customers. COL|Convergence, a division of the Company ("COLc"), is focused on developing into as a provider of communication services offering tailored solutions to multinational companies in China.

     In November 2005, COLc signed an Overseas Representative Agreement ("ORA") on a revenue sharing basis with Commonwealth Business Media, Inc. ("CBM") to promote and market their trade data products to end users in the region of Eastern China. Port Import Export Reporting Service ("PIERS"), a division of CBM, is legally authorized by the U.S. Customs and Border Protection (title 19, code of Federal Regulations, part 103.31) to collect and publish import/export information derived from manifests of vessels calling at U.S. ports. The ORA signed with CBM, subject to renewal upon consent by both parties, is for a period of two years commencing from November 21, 2005. The Company may recruit more staff should its plan of operations prove successful, of which there is no assurance.

     The Company has a negative cash flow from operating activities and is seeking additional financing in order to satisfy its cash requirements. The Company anticipates that it will require approximately [Rmb2,000,000] (or approximately [US$253,000]) in financing during the next 12 months to satisfy its cash requirements for the continued development of the Company's business plan. The Company, through its Migration subsidiary, currently employs approximately 30 employees in China. The Company may recruit more staff should its plan of operations prove successful, of which there is no assurance.

Results of Operations

     Three Months Ended March 31, 2007 compared to Three Months Ended March 31, 2006

     Revenue for the three months ended March 31, 2007 included service commission revenues from telecommunications of Rmb233,937 (US$30,221) compared to services commission revenues from telecommunications of Rmb398,537 for the three months ended March 31, 2006. The decrease is due to keen competition in the market and no renewal of customer contracts upon completion. Revenue for the three months ended March 31, 2007 also included marketing fee revenues derived from sales of the Company's trade data products on a revenue sharing basis with CBM of Rmb276,173 (US$35,677) compared to RMB528,321 for the three moths ended March 31, 2006. The decrease is mainly due to keen competition and piracy of trade data products in the market.

     The overall gross profits for the three months ended March 31, 2007 decreased by Rmb25,645 compared to that for the three months ended March 31, 2006 because the revenue from telecommunications and marketing fee has decreased sharply for the three month ended March 31, 2007 compared to that for the three months ended March 31, 2006 which is mainly due to keen competition in the market. Additionally, the gross profits from marketing fee for the three months ended March 31, 2007 decreased compared to that for the three months ended March 31, 2006. The decrease is due to keen competition in the market and piracy of trade data products in the market.

     The service commission revenues stem from the Company's contract with a telecommunication services company selling IDD (IP phone) to end-users. The Company receives telecommunication services commission income from the agent, which is a percentage of fees from the monthly payments of end users.

     The marketing revenue is derived from sales of the Company's trade data products through its agreement with CBM. The Company contracted with CBM on revenue sharing basis to promote and market their trade data products to end users in the region of Eastern China.

     For the three months ended March 31, 2007, the Company had other income of Rmb222 (US$29) as compared to Rmb729 for the three months ended March 31, 2006. "Other income" primarily represents interest income and miscellaneous income.

     General and administrative costs include salaries, rent, travel other overhead costs. For the three months ended March 31, 2007 and 2006, general and administrative costs totaled Rmb978,051 (US$126,347) and Rmb1,219,442, respectively. The decrease is mainly due to a decrease in salaries and staff welfare expenses as a result of decrease in number of employees.

     Amortization and depreciation expense for the three months ended March 31, 2007 and 2006 was Rmb20,922 (US$2,703) and Rmb126,186, respectively. The decrease is primarily due to some fixed assets that were fully depreciated in 2006.

     The Company has not recognized any future tax benefits resulting from its operating losses due to the uncertainty of future realization. No share of loss has been absorbed by the minority shareholder for the three months ended March 31, 2007 and 2006 as its initial capital contribution was fully absorbed.

     The above has resulted in net losses of Rmb267,174 (US$34,513) and RMB932,154 for the three months ended March 31, 2007 and 2006, respectively.

     Nine Months Ended March 31, 2007 compared to Nine Months Ended March 31,
     2006

     Revenue for the nine months ended March 31, 2007 included service commission revenues from telecommunications of Rmb1,855,978 (US$236,994) compared to RMB1,402,676 for the nine months ended March 31, 2006. The increase is mainly due to the existence of a new project to promote internet fixed line service to end users that commenced in August 2006 and terminated in December 2006. No income arose from this project during the nine months ended March 31, 2006; however, income was derived from this project during the nine months ended March 31, 2007. Revenue for the nine months ended March 31, 2007 also included marketing fee revenues derived from sales of the Company's trade data products on a revenue sharing basis with CBM of Rmb601,709 (US$76,945) compared to Rmb607,031 for the nine moths ended March 31, 2006. The decrease is mainly due to keen competition and piracy of trade data products in the market.

     The overall gross profits for the nine months ended March 31, 2007 increased compared to that for the nine months ended March 31, 2006 because contracts for telecommunication service with two major customers, which contracts contained special discounts in previous periods, expired. Additionally, the gross profits from marketing fee for the nine months ended March 31, 2007 increased compared to that for the nine months ended March 31, 2006. The Company handled paper works for CBM in several business transactions in third quarter 2007 and earned commission income in return, for which no costs were incurred.

     For the nine months ended March 31, 2007, the Company had other income of Rmb1,294 (US$166) as compared to Rmb1,927 for the nine months ended March 31, 2006.

     For the nine months ended March 31, 2007 and 2006, general and administrative costs totaled Rmb3,593,172 (US$458,709) and Rmb3,421,289, respectively. The decrease is mainly due to a decrease in salaries and staff welfare expenses as a result of decrease in number of employees.

     Amortization and depreciation expense for the nine months ended March 31, 2007 and 2006 was Rmb62,970 (US$8,048) and Rmb375,905, respectively. The decrease is primarily due to some fixed assets that were fully depreciated in 2006.

     The above has resulted in net losses of Rmb1,412,151 (US$180,103) and RMB3,003,057 for the nine months ended March 31, 2007 and 2006, respectively. The Company expects to continue to incur losses until its services are more fully developed and accepted in China.

Liquidity and Capital Resources

     As of March 31, 2007 and June 30, 2006, the Company had a negative working capital of Rmb136,266 (US$17,604) and Rmb453,274 respectively. As of March 31, 2007, the Company had received advances from the majority stockholder totaling Rmb79,965,545 (US$10,330,265) compared to advances from the majority stockholder of Rmb78,678,141 as of June 30, 2006. The Company's management believes the majority stockholder will continue to provide financial support to the Company.

     Cash used in operating activities for the nine months ended March 31, 2007 was Rmb1,657,638 (US$211,902) as compared with Rmb2,093,314 for the nine months ended March 31, 2006. The cash used in operations was to fund operating losses of Rmb1,412,151 (US$180,103) and Rmb3,003,057 generally offset by non-cash expenses related to amortization and depreciation of Rmb62,971 (US$8,048) and Rmb375,905 for the nine months ended March 31, 2007 and 2006, respectively.

     Cash flows from financing activities have generally come from advances by the majority stockholder of the Company. During the nine months ended March 31, 2007 and 2006, the majority stockholder has advanced Rmb1,815,219 (US$232,259) and Rmb1,891,511 respectively.

Critical Accounting Policies

     The Company's significant accounting policies are described in note 2 to the financial statements for the nine months ended March 31, 2007 and 2006 included in the accompanying financial statements and notes to consolidated financial statements. The Company believes its most critical accounting policies include revenue recognition and accounting for provision for impairment loss.

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

     Marketing fee is derived from sales of the Company's trade data products through its contract with CBM. The Company has contracted with CBM on a revenue sharing basis to promote and market the Company's trade data products to end users in the region of Eastern China. Marketing fee revenue is recognized upon referring customers' sales orders to CBM and is recognized on a net basis.

     No provision for impairment loss on fixed assets was made for the nine months ended March 31, 2007, and the year ended June 30, 2006, respectively, because the recoverable amount of fixed assets is estimated to be higher than its carrying value at the respective period-end and year-end date by the management.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements.

Item 3.  Controls and Procedures

     Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with participation of the Company's management, including our Chief Executive Officer and Chief Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14 (c) under the Securities Exchange Act of 1934). Based on their evaluation, as of March 31, 2007, our Chief Executive Officer and Chief Financial Officer have concluded that disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were no changes in the Company's internal controls or in other factors that have materially affected, or are reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings

         None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds

         None.

Item 3.  Defaults Upon Senior Securities

         None.

Item 4.  Submission of Matters to a Vote of Security Holders

         None.

Item 5.  Other Information

         None.

Item 6.  Exhibits

Exhibit No.        Description
-----------        -----------


2.1 Stock Exchange Agreement between and among Migration Developments Limited, the Company and the shareholdere of Migration Developments Limited dated June 8, 2000 (1)

3.1 Certificate of Incorporation filed with the Delaware Secretary of State effective as of February 22, 2000 (1)

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


--------------------

(1) Incorporated by reference from the Company's Form SB-2 Registration Statement dated June 13, 2000 (File No. 333-39208)

(2) Incorporated by reference from the Company's Amendment No. 3 to Form SB-2 Registration Statement dated January 17, 2001 (File No. 333-39208)

(3)  Translated into English from Chinese

                                    SIGNATURE

     In accordance with the requirements of the Securities Exchange Act of 1934, as amended, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                           COL CHINA ONLINE INTERNATIONAL INC.

Date:  May 21, 2007                        By:  /s/ Chi Keung Wong
                                                ------------------------------
                                                    Chi Keung Wong
                                                    Chief Executive Officer
                                                    and Chief Financial Officer

                                  EXHIBIT INDEX


Exhibit No.        Description
-----------        -----------


2.1 Stock Exchange Agreement between and among Migration Developments Limited, the Company and the shareholdere of Migration Developments Limited dated June 8, 2000 (1)

3.1 Certificate of Incorporation filed with the Delaware Secretary of State effective as of February 22, 2000 (1)

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


--------------------

(1) Incorporated by reference from the Company's Form SB-2 Registration Statement dated June 13, 2000 (File No. 333-39208)

(2) Incorporated by reference from the Company's Amendment No. 3 to Form SB-2 Registration Statement dated January 17, 2001 (File No. 333-39208)

(3)  Translated into English from Chinese