Form 10KSB
period 2007-06-30
COL CHINA ONLINE INTERNATIONAL INC
filed 2007-09-28
CIK 1114274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                  FORM 10 - KSB


(MARK ONE)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended June 30, 2007.

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

Issuer's revenues for its most recent fiscal year:  $249,409.

As of December 31, 2006, the aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $197,750. Because there is no public trading market for the issuer's common stock, this calculation is based upon the sale price of $.05 per share of common stock sold in the Registrant's initial public offering pursuant to a Registration Statement on Form SB-2/A declared effective by the U.S. Securities and Exchange Commission on February 8, 2001 (Registration No. 333-32908). Without asserting that any director or executive officer of the issuer, or the beneficial owner of more than five percent of the issuer's common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

The number of shares of the registrant's common stock, par value $.001 per share, outstanding as of September 21, 2007 was 50,155,000.

                       COL China Online International Inc.
                     10-KSB for the Year Ended June 30, 2007

                                Table of Contents

PART I........................................................................2

Item 1.      Business.........................................................2

Item 2.      Properties.......................................................9

Item 3.      Legal Proceedings................................................9

Item 4.      Submission of Matters to a Vote of Security Holders..............9


PART II......................................................................10

Item 5.      Market for Common Equity and Related Stockholder Matters........10

Item 6.      Management's Discussion and Analysis or Plan of Operation.......10

Item 7.      Financial Statements............................................13

Item 8.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure .......................................13

Item 8A.     Controls and Procedures.........................................13

Item 8B.     Other Information ..............................................14


PART III.....................................................................14
--------

Item 9.      Directors, Executive Officers, Promoters and Control Persons:
             Compliance with Section 16(a) of the Exchange Act...............14

Item 10.     Executive Compensation..........................................16

Item 11.     Security Ownership of Certain Beneficial Owners and Management..17

Item 12.     Certain Relationships and Related Transactions..................19

Item 13.     Exhibits........................................................21

Item 14.     Principal Accountant Fees and Services..........................22

                                     PART I

Item 1.  Business

Overview of COL International

         COL China Online International Inc., which is referred to herein as "COL International", the "Company", "our Company", "we", "us" or "our", was formed on February 18, 2000 for the purpose of acquiring and conducting the engineering services and the internet related business of Migration Development Limited, a British Virgin Islands company (Migration), and raising equity capital to be utilized in the business of Migration. Beginning in approximately January 2004, the Company focused its business on internet and telecommunication convergence solutions and customer-specific solutions for the retail industry.

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

         Migration was formed on May 18, 1998 and has two subsidiaries, Shenzhen Knowledge & Communications Co., Ltd. (formerly Shenzhen Rayes Electronic Systems Co., Ltd.), referred to as Joint Venture, and Shanghai Shangyi Science and Trade Information Consulting Co., Ltd., referred to as Shangyi, in which it has 90% and 70% equity interests, respectively. The Joint Venture and Shangyi are Sino-foreign equity joint ventures in the People's Republic of China, or the PRC. Most of the operations of Migration are through the Joint Venture, which did not commence substantive operations until the spring of 1999.

         Migration initially provided marketing and technical services for Internet Service Providers (ISP) and value-added services generally related to the installation of computer network systems (i.e., Local Area Networks or LANs) in the PRC.

         Sale of Wuhan Operations - On July 5, 2002, COL International entered into a sales and purchase agreement with a third party to sell the Company's Wuhan operations for an aggregate sales price of Rmb750,000 (approximately US$90,614). The sale included the entire ownership of the Wuhan Education Net and accounts receivables of Wuhan branch of the Joint Venture. The transaction resulted in a net gain of approximately Rmb375,439 (approximately US$45,360), which was recognized in the fiscal year ended June 30, 2003. The decision to sell the business of Wuhan branch was made after consideration of the past operating results of the branch.

         Recent Developments: Termination of Plan of Operations - Because the Company's past business model was not successful, the Company developed a new business model in late 2003. Since this time, the Company has focused on the business of providing internet and telecommunication convergence solutions to its customers. However, the Company's Board of Directors is currently considering an option and anticipates that it will discontinue the Company's current operations upon expiration of the business license of the Joint Venture on December 10, 2007. The majority of business activities have been suspended effective July 2007. The Company has hired an accounting firm in the PRC to handle any necessary procedures relating to the winding up of the Joint Venture, which management expects will take a minimum of three months to complete. The Company intends to use any amounts collected from its accounts receivable and deposits paid to pay any outstanding liabilities or accounts payable, and does not expect that there will be any assets left to distribute to the parties of the Joint Venture of shareholders of the Company. For further information regarding the Company's Plan of Operations following the termination of its business, see Part II, Item 6 "Management's Discussion and Analysis or Plan of Operation" below.

Exchange Rate

         In this report, references to "U.S. dollars," "US$" or "$" are to U.S. currency and references to "Renminbi," "RMB" or "Rmb" are to China's currency. Solely for the convenience of the reader, this report contains translations of certain Renminbi amounts into U.S. dollars at specified rates. These translations should not be construed as representations that the Renminbi amounts actually represent such U.S. dollar amounts or could be converted into U.S. dollars at the rate indicated. The Rmb is not a freely convertible security. Unless otherwise stated, conversion of amounts from Renminbi into United States dollars for the convenience of the reader has been made at the exchange rate of US$1.00 = Rmb7.6248, which was close to the exchange rate on June 30, 2007 and is not expected to have a material effect on the Company's financial statement.

         The following table sets forth certain information concerning exchange rates between Renminbi and U.S. dollars for the periods indicated:

                                         Noon Buying Rate (1)
                       --------------------------------------------------------
   Calendar Year         Period End            Average (2)   High         Low
   -------------       -----------------       --------      ----         ---
                                             (Rmb per US$)
                       --------------------------------------------------------
        1996               8.3284                8.3387      8.5000      8.3267
        1997               8.3099                8.3193      8.3260      8.3099
        1998               8.2789                8.2969      8.3100      8.2778
        1999               8.2795                8.2785      8.2800      8.2770
        2000               8.2774                8.2784      8.2799      8.2768
        2001               8.2766                8.2772      8.2783      8.2766
        2002               8.2771                8.2769      8.2774      8.2765
        2003               8.2776                8.2774      8.2800      8.2767
        2004               8.2866                8.2871      8.2870      8.2468
        2005               8.2865                8.2869      8.2868      8.2365
        2006               8.0353                8.0807      8.2666      7.9665
2007 (through June)        7.6248                7.8285      7.9950      7.6035


----------------------

(1) The noon buying rate in New York for cable transfers payable in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York.

(2) Determined by averaging the rates on the last business day of each month during the relevant period.

Corporate Structure

         Prior to January 1, 2004, our operations consisted primarily of internet related services, including business-to-business e-commerce, online distance learning, network engineering services, website hosting and ISP consulting. Because this past business model was not successful, the Company developed a new business model. After January 2004, the Company developed two IT businesses through two divisions. COL Convergence focused on the provision of internet and telecommunication convergence solutions and COL Interactive focused on providing customer-specific solutions for the retail industry. As of June 30, 2005, all assets and operations unrelated to the business of COL Convergence and COL Interactive had been disposed of. Thus, the financial statements for the period ending June 30, 2007, include only operations of COL Convergence and COL Interactive.

         Most of the Company's operations for the year ended June 30, 2007 were conducted through the Joint Venture, Shenzhen Knowledge & Communications Co., Ltd. (formerly Shenzhen Rayes Electronic Systems Co., Ltd.), a Sino-foreign joint venture, of which Migration owns 90 percent of the equity interests.

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

         The following chart shows the corporate structure of COL International (inactive entities have been omitted):

           Corporate Structure of COL China Online International Inc.

                                             -----------------------------------
                                             COL China Online International Inc.
                                             Delaware
                                             -----------------------------------
                                                            100%
  -----------------------------               ------------------------------
  Shenzhen Rayes Group Co., Ltd.              Migration Developments Limited
            China                                 British Virgin Islands
  -----------------------------               ------------------------------
              10%                                   90%
  --------------------------------------------------------
  Shenzhen Knowledge & Communications Co., Ltd.
  (formerly Shenzhen Rayes Electronic Systems Co.,
                        Ltd.)
  --------------------------------------------------------

  -------------
  Shanghai COL
     Branch
  -------------


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

         Because the Company's past business model was not successful, the Company developed a new business model and developed two IT businesses through its two divisions, COL Convergence and COL Interactive. COL Convergence focuses on the business of providing internet and telecommunication convergence solutions, and COL Interactive focuses on providing customer-specific solutions for the retail industry.

Term and Scope of Licenses

         On September 15, 1999, the State Administration of Industry and Commerce granted the Joint Venture a certificate of approval to establish its enterprise and a business license with a business scope for "computer software, hardware and network systems, and the development of telecommunications hardware." The term of the business license is for ten years beginning on December 11, 1997 to December 10, 2007, the date in which the Joint Venture, under the name Neihi Electronic Systems Co. Ltd., was formed. All business activities of the Joint Venture will cease upon expiration of the business license on December 10, 2007.

Research and Development

         In the years ended June 30, 2007 and June 30, 2006, the Company did not incur any research and development costs as compared to Rmb 658,172 (US$79,427) during the year ended June 30, 2005, and Rmb 133,658 (US$16,128) during the year ended June 30, 2004. The Company did not incur any research and development costs during the years ended June 30, 2003 and 2002.

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

         As of June 30, 2007, the Joint Venture had 7 employees, all of whom were employed full time. If the Board of Directors affirmatively decides to cease the current business of the Company, these positions will eventually be terminated as the business of the Company and the Joint Venture winds up.

Taxation

         A Sino-foreign joint venture with a minimum term of ten years that is engaged in internet services is exempt from state income tax for the first year after becoming profitable. For two years thereafter, it is eligible for a 50 percent reduction in applicable state income tax. The Joint Venture has not yet become profitable, and due to the Company's current plan to end its current business, the Company does not believe it will be able to take advantage of these tax advantages.

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

Liquidation

         Under the Chinese joint venture laws, the Joint Venture may be liquidated in certain limited circumstances, including expiration of the ten-year term or any term of extension, the inability to continue operations due to severe losses, force majeure, or the failure of a party to honor its obligations under the joint venture agreement or the Articles Of Association in such a manner as to impair the operations of the joint venture. The Chinese joint venture laws provide that, upon liquidation, the net asset value (based on the prevailing market value of the assets) of a joint venture shall be distributed to the parties in proportion to their respective registered capital in the joint venture. Currently, the Company does not expect that there will be any distribution to the parties of the Joint Venture if the Board of Directors affirmatively decides to cease business effective in December 2007.

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

Risk Factors that May Affect Future Operating Results

         You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or what we currently deem immaterial may also impair our business operations. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected. In such case, the trading price of our common stock could decline and you could lose all or part of your investment. You should also refer to the other information about us contained in this Form 10-KSB, including our financial statements and related notes.

         We have yet to achieve or sustain profitability or positive cash flows from our operating activities, and our auditors have issued a going concern report.

         We have yet to achieve or sustain profitability or positive cash flows from our operating activities. Furthermore, our auditors have included in their report on the financial statements that there is substantial doubt about our ability to continue operations as a going concern. The financial statements have been prepared on a going concern basis that contemplates the realization of assets and liquidation of liabilities in the normal course of business. As discussed herein, the Board of Directors has decided to consider discontinuing the Joint Venture's operations in December 2007, and therefore, the assets and liabilities could be liquidated at amounts less than their reported amounts. Management has estimated that the reported amounts approximate values estimated to be received upon terminating of the Joint Venture's operations.

         We have no operating history nor any revenues or earnings from operations.

         We have no operating history nor any revenues or earnings from operations. We have no assets or other financial resources. We have operated at a loss to date and will, in all likelihood, continue to sustain operating expenses without corresponding revenues, at least until the consummation of a business combination.

         Our management does not devote its full time to our business and operations.

         In connection with the Board of Directors' decision to consider discontinuing business operations as of December 2007, our management will only devote minimal time to the new business plan. Management does not have any written employment agreement with us, and is not expected to enter into one. Our management will serve only on a part-time basis. We lack the funds or other incentives to hire full-time experienced management. Management has other employment or business interests to which we expect he will devote his primary attention to after we discontinue operations, devoting time to the Company only on an as-needed basis.

         Our proposed operations are purely speculative.

         The success of our proposed plan of operation will depend to a great extent on the operations, financial condition and management of the identified target company. While business combinations with entities having established operating histories are preferred, there can be no assurance that we will be successful in locating candidates meeting these criteria. If we complete a business combination, the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control. No combination candidate has been identified for acquisition by the Board of Directors or Management, nor has any determination been made as to any business for the Company to enter, and stockholders will have no meaningful voice in any such determinations. There is no assurance that we will be successful in completing a combination or originating a business, nor that we will be successful or that our shares will have any value even if a combination is completed or a business originated.

         Our operations are highly dependent on our majority stockholder.

         Our continued existence is largely dependent upon the support of Honview International Limited, our majority stockholder. As of June 30, 2007, Honview owns approximately 45.6 percent of our outstanding shares of common stock. In addition, Honview has continued to financial support the Company's business. Pursuant to a Loan Agreement, Honview agreed to lend Migration its cash needs, from time to time, at any time until January 1, 2004 up to an aggregate principal amount of US$8 million. As a result of Migration becoming a wholly-owned subsidiary of COL International, any amounts loaned from Honview prior to February 8, 2001, the effective date of the registration statement related to COL International's initial public offering, may be paid by us, at the option of Honview, by converting, at any time after October 10, 2001, part or all the unpaid principal amount of the loan into shares of COL International's common stock, at a price equal to the greater of $1.20 per share or 90 percent of the average weighted trading price of the common stock for the 20 trading days preceding the date of notice of exercise of conversion. Any amounts loaned from Honview after the effective date of that registration statement may be paid, at the option of Honview, by converting, at any time after October 10, 2001, part or all the unpaid principal amount of the loan into shares of COL International's common stock, at a price equal to the greater of $1.20 per share or 110 percent of weighted average trading price of common stock for the 20 trading days preceding the date of the loan. Since 2001, there were additional advances from Honview to COL. As of June 30, 2007, additional advances from Honview without any conversion rights totaled Rmb80,129,352 (US$10,509,098).

         With the Board of Directors' decision to consider ceasing the operations of the Joint Venture upon expiration of the business license on December 10, 2007, there is substantial risk that stockholders other than Honview may be significantly diluted or will be harmed due to the significant liabilities currently owed to Honview. These liabilities may also deter prospective target companies from seeking a business combination with us.

         Management has controlling ownership of COL International that creates conflicts of interest.

         Kam Che Chan, our Chairman of the Board, and Paul Wong and Qi Yu Zhang, two of our directors, are considered beneficial owners of 45.6 percent, 45.6 percent and 34.7 percent, respectively, of our outstanding shares of common stock. Controlling ownership of our business by our directors could create conflicts of interest. Although management's duties are directed to the best interests of COL International, we cannot guarantee that conflicts of interests will not arise.

         We may have significant difficulty in locating a viable business combination candidate.

         We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies that may be merger or acquisition target candidates for us. Nearly all of these competitors have significantly greater financial resources, technical expertise and managerial capabilities than we do and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we will also compete with numerous other small public companies in seeking merger or acquisition candidates.

         It is possible that the per share value of your stock will decrease upon the consummation of a business combination.

         A business combination normally will involve the issuance of a significant number of additional shares. Depending upon the value of the assets acquired in a business combination, the current stockholders of the Company may experience severe dilution of their ownership due to the issuance of shares in the combination. Any combination effected by the Company almost certainly will require its existing management and board members to resign, thus stockholders have no way of knowing what persons ultimately will direct the Company and may not have an effective voice in their selection.

         Any business combination that we engage in may have tax effects on us.

         Federal and state tax consequences, and possible international tax consequences, will, in all likelihood, be major considerations in any business combination that we may undertake. Currently, a business combination may be structured so as to result in tax-free treatment to both companies pursuant to various federal and state tax provisions. We intend to structure any business combination so as to minimize the federal and state tax consequences to both us and the target company; however, there can be no assurance that a business combination will meet the statutory requirements of a tax-free reorganization or that the parties will obtain the intended tax-free treatment upon a transfer of stock or assets. A non-qualifying reorganization could result in the imposition of both federal and state taxes that may have an adverse effect on both parties to the transaction.

         We are subject to the penny stock rules.

         Our securities may be classified as penny stock. The Securities and Exchange Commission has adopted Rule 15g-9, which establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share whose securities are admitted to quotation but do not trade on a national securities exchange. For any transaction involving a penny stock, unless exempt, the rules require delivery of a document to investors stating the risks, special suitability inquiry, regular reporting and other requirements. Prices for penny stocks are often not available and investors are often unable to sell this stock. Thus, an investor may lose his investment in a penny stock and consequently should be cautious of any purchase of penny stocks.

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

         The Joint Venture also has a two-and-a-half-year lease that expires on April 24, 2008 on an approximately 7,000 square foot office in Shanghai. The lease costs approximately $12,800 (Rmb97,477) per month until the expiry of the lease term. The lease is renewable upon mutual consent of the parties on the expiration date; however, due to the Board of Director's decision to consider ceasing the Company's business in December 2007, management would not anticipate renewing the lease.

         All properties are in good condition.

Item 3.  Legal Proceedings


         We know of no litigation pending, threatened, or contemplated, or unsatisfied judgments against COL International, or any proceedings of which the Joint Venture is a party. We know of no legal actions pending or threatened, or judgments entered against any of our officers or directors in their capacities as such.

Item 4.  Submission of Matters to a Vote of Security Holders

         Not applicable.

                                     PART II

Item 5.  Market for Common Equity and Related Stockholder Matters

         There is no established public trading market for any of COL International's securities, and there is no assurance that a trading market will develop. To the extent that a trading market in the common stock develops, of which there is no assurance, it currently is anticipated that the common stock will be quoted on the Electronic Bulletin Board. It should be assumed that even if the common stock is eventually quoted on the Electronic Bulletin Board, of which there is no assurance, there will be an extremely limited trading market - and very little liquidity - for the common stock. As of June 30, 2007, the Company had approximately 331 shareholders of record.

Recent Sales of Unregistered Securities

         Not applicable.

Equity Compensation Plan Information

Securities authorized for issuance under our equity compensation plans as of June 30, 2007 are as follows:


                         Equity Compensation Plan Table

-------------------------------------- --------------------------- -------------------------- ------------------------
                                        Number of securities to        Weighted average        Number of securities
                                        be issued upon exercise        exercise price of        remaining available
                                         of outstanding option,      outstanding options,       for future issuance
                                          warrants and rights         warrants and rights
-------------------------------------- --------------------------- -------------------------- ------------------------

Equity compensation plans approved                 0                           0                     4,000,000
by security holders
-------------------------------------- --------------------------- -------------------------- ------------------------
Equity compensation plans not                     n/a                         n/a                       n/a
approved by security holders
-------------------------------------- --------------------------- -------------------------- ------------------------
Total:                                             0                           0                     4,000,000
-------------------------------------- --------------------------- -------------------------- ------------------------


Item 6.  Management's Discussion and Analysis or Plan of Operation

         The following is COL International's plan of operation and a discussion and comparison of the financial condition and results of operations of COL International as of June 30, 2007 and the periods then ended. These discussions should be read in conjunction with our financial statements, the notes to the financial statements, and the other financial data included elsewhere in this report.

         This document contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. When used in this document, the words "expects", "anticipates", "intends" and "plans" and similar expressions are intended to identify certain of these forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed in this document. Factors that could cause or contribute to such difference include those discussed above in this Annual Report on Form 10-KSB for the year ended June 30, 2007.

Recent Developments: Termination of Plan of Operations

         Because the Company's past business model was not successful, the Company developed a new business model in late 2003. Since this time, the Company has focused on the business of providing internet and telecommunication convergence solutions to its customers. However, after the end of the 2007 fiscal year, the Company's Board of Directors decided to consider discontinuing the Company's current operations upon expiration of the business license of the Joint Venture on December 10, 2007. The majority of business activities have been suspended effective July 2007. The Company has hired an accounting firm in the PRC to handle any necessary procedures relating to the winding up of the Joint Venture, which management expects will take a minimum of three months to complete. The Company intends to use any amounts collected from its accounts receivable and deposits paid to pay any outstanding liabilities or accounts payable, and does not expect that there will be any assets left to distribute to the parties of the Joint Venture of shareholders of the Company.

         If the Board of Directors affirmatively decides to cease the business of the Joint Venture, the Company will become a "shell company" after the expiration of the Joint Venture's business license in December 2007. Under Rule 12b-2 of the Exchange Act of 1934, as amended, a "shell company" is defined as a company that has (1) no or nominal operations; and (2) either: (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets. After becoming a shell company, the Company will likely seek to enter into a business combination with one or more yet to be identified privately held businesses. The Board of Directors believes that the Company will be attractive to privately held companies interested in becoming publicly traded by means of a business combination with the Company, without offering their own securities to the public. The Board of Directors does not expect to restrict its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business. The Company's discretion is, as a practical matter, unlimited in the selection of a combination candidate.

         The Company has not entered into any agreement, arrangement or understanding of any kind with any person regarding a business combination. Depending upon the nature of the transaction, the current officers and directors of the Company probably will resign their directorship and officer positions with the Company in connection with any consummation of a business combination. The current management is not expected to have any control over the conduct of the Company's business following the completion of a business combination. The Company has no plans, understandings, agreements, or commitments with any individual or entity to act as a finder of or as a business consultant in regard to any business opportunities for the Company. In addition, there are no plans to use advertisements, notices or any general solicitation in the search for combination candidates.

         The Company's auditors have included in their report on the financial statements that there is substantial doubt about the Company's ability to continue operations as a going concern. The financial statements have been prepared on a going concern basis that contemplates the realization of assets and liquidation of liabilities in the normal course of business.

Results of Operations

         Revenues for the year ended June 30, 2007 was the services commission revenues from telecommunication of Rmb1,135,609 (US$148,937) and marketing fee of Rmb766,272 (US$100,472) compared to services commission revenues from telecommunication and marketing fee of Rmb4,344,744 and Rmb963,516 respectively for the year ended June 30, 2006.

         The Company contracted with a telecommunication services company selling IDD (IP phone) to end-users and receives telecommunication services commission income from the agent, which is a percentage of monthly usage of the end users.

         In addition, the Company contracted with Commonwealth Business Media, Inc., or CBM, on a revenue sharing basis to promote and market their trade data products to end users in the region of Eastern China.

         For the year ended June 30, 2007, the Company had other income of Rmb66,706 (US$8,748) as compared to Rmb2,634 for the year ended June 30, 2006. "Other income" primarily represents interest income and miscellaneous income. The net increase in other income is primarily due to an increase in miscellaneous income.

         Also, during the fiscal year ended June 30, 2007, because of the reduction in the Company's need for office space, the Company has sub-leased of its surplus area to related companies totaled Rmb797,477 (US$104,590) and Rmb912,500 for the year ended June 30, 2007 and 2006, respectively.

         General and administrative costs include salaries, rent, travel and other overhead costs. For the year ended June 30, 2007 and 2006, general and administrative costs totaled Rmb4,498,113 (US$589,934) and Rmb6,466,905, respectively. The decrease is primarily the result of a decrease in salaries and staff welfare as the number of staff decreased from fiscal 2006 to fiscal 2007.

         Amortization and depreciation expense for the year ended June 30, 2007 and 2006 was Rmb83,855 (US$10,998) and Rmb417,365, respectively. The decrease is due to parts of the computer equipments cost were written off in last year and during the year and resulted in less depreciation.

         Provision for impairment loss on Property, Office Space and Equipment for the year ended June 30, 2007, and 2006 was Rmb150,194 (US$19,698) and RMB244,924, respectively. The impairment loss is related to the decoration and plant and equipment.

         Waiver of loans for the year ended June 30, 2007 and 2006 were Rmb51,236 (US$6,720) and Rmb317,760, respectively. The loan waiver for fiscal year ended June 30, 2007 was a payable owed to Shanghai Paisi Computer Technology Ltd., a group company, while the loan waiver for fiscal year ended June 30, 2006 was related to the other payables owed to Shanghai Shangyi Science and Trade Information Consulting Co. Ltd. (Shangyi), a subsidiary of the Company.

         The Company has not recognized any future tax benefits resulting from its operating losses due to the uncertainty of future realization. No share of loss has been absorbed by minority shareholder for the years ended June 30, 2007 and 2006 as its initial capital contribution was fully absorbed.

         The above has resulted in net losses of Rmb2,151,466 (US$282,168) and Rmb3,949,385 for the year ended June 30, 2007 and 2006, respectively. The Company expects to continue to incur losses.

         The Company has recorded other comprehensive income of Rmb771,186 (US$177,346) and Rmb490,160 for the year ended June 30, 2007 and 2006, respectively, directly in the stockholders' equity. This comprehensive income is resulted from the unrealized gain on translation of United States dollar advances from the majority stockholder, Honview International Limited, from US$ to Rmb on consolidation. The significant increase in comprehensive income is resulted from the appreciation of Rmb during the year.

Liquidity and Capital Resources

         As of June 30, 2007 and 2006, the Company had a negative working capital of Rmb301,627 (US$39,560) and Rmb453,274, respectively. As of June 30, 2007, advances from the Company's majority stockholder totaled Rmb80,129,352 (US$10,509,098). COL's ability to continue operations is currently dependent upon continuing financial support from its majority stockholder. Although the Company's Board of Directors has decided to consider discontinuing the Joint Venture's business as of December 2007, the Company will still be dependent on its majority stockholder to continue to fund the dormant company and any of its liabilities.

         Cash used in operating activities for the year ended June 30, 2007 was Rmb2,083,044 (US$273,194) as compared with Rmb3,104,678 for the year ended June 30, 2006. The cash used in operations was to fund operating losses of Rmb2,151,466 (US$282,168) and Rmb3,949,385 generally offset by non-cash expenses related to amortization and depreciation of Rmb83,855 (US$10,998) and Rmb417,365 and provision for impairment loss on property, office space and equipment of Rmb150,194 (US$19,698) and Rmb244,924 for the year ended June 30, 2007 and 2006, respectively.

         Cash used in investing activities of Rmb3,333 (US$437) for the year ended June 30, 2007 was due to acquisition of equipment during the year compared to cash used in investing activities for the year ended June 30, 2006 was Rmb39,980.

         Cash flows from financing activities have generally come from advances by the majority stockholder of the Company and other loan (repaid to) or raised from a third party. During the year ended June 30, 2007 and 2006, the majority stockholder has advanced Rmb2,178,722 (US$285,750) and Rmb2,598,169, respectively.

Critical Accounting Policies

         The Company's significant accounting policies are described in Note 2 to the financial statements for the years ended June 30, 2007 and 2006 included in the Company's Form 10-KSB in the accompanying financial statements and notes to consolidated financial statements. The Company believes its most critical accounting policies include accounting for provision for doubtful debts and impairment loss provision and the Company's ability to continue operations as a going concern basis.

Off-Balance Sheet Arrangements

         The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7.  Financial Statements

         The financial statements and schedules that constitute Item 7 of this Annual Report on Form 10-KSB are included in Item 13 below.

Item 8. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

         See Part 14 below, incorporated herein by reference.

Item 8A. Controls and Procedures

         Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with participation of the Company's management, including our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14 (c) under the Securities Exchange Act of
1934). Based on their evaluation, as of June 30, 2007, our Chief Executive Officer and Principal Financial Officer have concluded that disclosure controls and procedures are, to the best of their knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of their evaluation, there were not significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Item 8B. Other Information

         Not applicable.
                                    PART III

Item 9.  Directors, Executive Officers, Promoters and Control Persons:
         Compliance with Section 16(a) of the Exchange Act

Directors and Officers

         Our directors and executive officers are listed below, including their respective names, ages and positions with COL International. Each director, unless such director resigns or is removed, shall serve on the Company's Board of Directors until the next annual meeting or until his successor is duly elected and qualified. Each officer, unless officer resigns or is terminated, shall serve in his respective position until his successor is duly appointed and qualified.

     NAME              Age          Position with COL International
     ----              ---          -------------------------------

Kam Che Chan           58     Chairman of the Board
Chi Keung Wong         69     Chief Executive Officer, Chief Financial Officer
                              and Chief Operating Officer
Anthony Ng             58     Director and Secretary
Paul Wong              57     Director
Qi Yu Zhang            49     Director

         Kam Che Chan has served as a director and Chairman of the Company's Board of Directors since our formation in 2000. He has been the General Manager and a director of Hogan Industries Limited since 1989, which has operations in China, Vietnam, the U.S. and Mexico and nearly 5,000 staff members. In these capacities, Mr. Chan has been working in project management and marketing for Hogan Industries. After majoring in accounting at what is now Hong Kong Baptist University in Hong Kong, he spent 18 years working in several major certified public accounting firms in Hong Kong before moving into marketing and management.

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

         Anthony Ng became the Secretary, and also was elected as a director, of the Company effective March 31, 2002. From March 31, 2002 to September 1, 2004, he served as the Chief Executive Officer of COL International. From 1996 to 1999, Mr. Ng was the Chief Executive Officer of Pan Pacific Strategy Corporation, a listed company in Canada, which is an investment company with investments mainly in the Asian region and the People's Republic of China. From 1999 to 2001, Mr. Ng was the Chief Executive Officer of Zuespac Capital Partners Limited, which is a financial consulting company.

         Paul Wong has been a director of the Company since our formation in 2000. He is the founder and has served as the Chairman of the board of directors of Hogan Industries Limited since 1982. Mr. Wong's factories are suppliers of molded baby bottles to leading U.S. and European brand names, as well as precision scale models to major airlines worldwide. His responsibilities include new product concepts regarding investments in high tech companies in Asia. Paul Wong is the brother of Chi Keung Wong, the Company's Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer.

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

Following are biographies of the directors and certain key employees of the Joint Venture:

Directors and other Key Employees of the Joint Venture

         Kam Che Chan, 58, has been the Deputy Chairman of the board of the Joint Venture since 1999. Refer to his business experience above under the caption, "Directors and Officers."

         Xiang Yang Chang, 56, has been the General Manager of the Joint Venture's Wuhan Office since 1999. Prior to this position, Mr. Chang was General Manager of the Rayes Group from 1993 to 1999. Mr. Chang has published several books and periodicals on computer communications. He was a Director of Research at Harbin University after graduating with advanced degrees in computer science in 1968. He has extensive administrative experience.

         Liang Qiao, 33, has been a director and Deputy Chief Financial Officer of the Joint Venture since 1999. Mr. Qiao is a graduate of the Shanghai Finance University, where he studied investment finance management. He worked as an accountant during the early 1990s before joining the Rayes Group in 1996, where he ran the investment management department.

         Chi Keung Wong, 69, has been a director of the Joint Venture since 1999 and the Chief Financial Officer of the Joint Venture since 1999. Refer to his business experience above under the caption, "Directors and Officers".

         Paul Wong has been a director of the Joint Venture since 1999. Refer to his business experience above under the caption, "Directors and Officers".

         Qi Yu Zhang has been the Chairman of the board of the Joint Venture since 1999. Refer to his business experience above under the caption, "Directors and Officers".

Involvement in Certain Legal Proceedings

         None of the Company's directors, director nominees or executive officers has been involved in any transactions with the Company or any of the Company's directors, executive officers, affiliates or associates that are required to be disclosed pursuant to the rules and regulations of the SEC other than as set forth in "Item 12. Certain Relationships and Related Transactions" below. None of the directors, director designees or executive officers to our knowledge has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.

Compliance with Section 16(a) of the Securities Exchange Act

         Section 16(a) of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. The Company believes that during the year ended June 30, 2007, its officers, directors and holders of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements. In making these statements, the Company has relied solely upon its review of copies of the Section 16(a) reports filed for the fiscal year ended June 30, 2007 on behalf of the Company's directors, officers and holders of more than 10% of the Company's common stock.

Audit Committee

         The Company has not established an audit committee and does not currently have an audit committee financial expert on either an audit committee or the Board of Directors. Although the Company believes it would be desirable to have an audit committee financial expert, the Company currently believes that the costs associated with retaining such an expert would be prohibitive.

Code of Ethics

         The Company has not adopted a code of ethics for its executive officers.

Item 10. Executive Compensation

Summary Compensation Table

         The following table sets forth in summary form the compensation received by Chi Keung Wong, our Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer. None of our employees and no employees of the Joint Venture received total salary and bonus in excess of $100,000 during the last fiscal year.


                                                          Summary Compensation Table

                                                                                        Change in
                                                                                        Pension
                                                                                        Value and
                                                                                       Nonqualified
                                                                       Non-Equity        Deferred
                                             Bonus   Stock   Option  Incentive Plan   Compensation      All Other
Name and Principal                Salary($)   ($)    Award   Awards  Compensation        Earnings      Compensation    Total
Position                   Year      (1)      (2)     ($)     ($)       ($)(3)            ($)(3)         ($)(4)         ($)
------------------------   ----   --------   -----   -----   -----   --------------   -------------    ------------    -------
Chi Keung Wong,            2007   $57,051                                                                              $57,051
Chief Executive Officer,
Chief Financial Officer
and Chief Operating
Officer


Compensation of Directors

         The Company has no standard arrangements in place or currently contemplated to compensate the Company's directors for their service as directors or as members of any committee of directors.

Employment Contracts and Termination Of Employment and Change-In-Control Arrangements

         The Company does not have and currently is not planning to have any written employment contracts with respect to any of its directors, officers or other employees. The Company has no compensatory plan or arrangement that results or will result from the resignation, retirement, or any other termination of an executive officer's employment or from a change-in-control of COL International or a change in an executive officer's responsibilities following a change-in-control.

Employee Retirement Plans, Long-Term Incentive Plans, and Pension Plans

         Other than our stock option plan that is described below under "2000 Stock Option Plan", the Company has no employee retirement plan, pension plan, or long-term incentive plan to serve as incentive for performance to occur over a period longer than one fiscal year.

2000 Stock Option Plan

         Pursuant to the Company's 2000 Stock Option Plan, the Company may grant options to purchase an aggregate of 4,000,000 shares of common stock to key employees and other persons who have contributed, or are contributing, to the Company's success. The options granted pursuant to the 2000 Plan may be either incentive options qualifying for beneficial tax treatment for the recipient, or non-qualified options. The terms of the 2000 Plan concerning incentive options and non-qualified options are substantially the same except that only employees or employees of subsidiaries are eligible for incentive options and employees and other individuals who have contributed or are contributing to the Company's success are eligible for non-qualified options. With respect to options granted to persons other than outside directors, the 2000 Plan also is administered by an option committee that determines the terms of the options subject to the requirements of the 2000 Plan.

         All options granted under the 2000 Plan will become fully exercisable on the date that the options are granted or other dates that the Option Committee determines and will continue for a period up to a maximum of ten years. Options granted pursuant to the 2000 Plan are not transferable during the optionee's lifetime. Subject to the other terms of the 2000 Plan, the option committee has discretion to provide vesting requirements and specific expiration provisions with respect to the incentive options and non-qualified options granted. As of September 15, 2007, no options had been granted under the 2000 Plan.

Item 11. Security Ownership of Certain Beneficial Owners and Management

Beneficial Ownership

         As of September 21, 2007, there were 50,155,000 shares of common stock outstanding. The following table sets forth certain information as of September 21, 2007, by all executive officers and directors as a group, and by each other person known by us to be the beneficial owner of more than five percent of the common stock:


                                                          No. of Shares               Percentage of
      Name and Address of Beneficial Owner           Beneficially Owned (1)        Shares Outstanding
      ------------------------------------           ----------------------        ------------------

Kam Che Chan (2)
Flat D3, 5/F
36 Broadcast Drive
Kowloon, Hong Kong                                         22,849,680                      45.6%





                                                          No. of Shares               Percentage of
      Name and Address of Beneficial Owner           Beneficially Owned (1)        Shares Outstanding
      ------------------------------------           ----------------------        ------------------

Paul Wong (3)
32-2A Clovelly Court
12 May Road
Hong Kong                                                  22,849,680                      45.6%

Qi Yu Zhang (4)
2811 City E. Station
Lai Zhen Mansion
40 Fu Min Road, Fu Tian Area                               17,350,320                      34.6%
Shenzhen, PRC  518033

First Strike Securities Limited (5)
18/F, Kam Sang Building
255-257 Des Voeux Road Central                             17,350,320                      34.7%
Hong Kong

Honview International Limited (6)
Room 1408, Lippo Sun Plaza
28 Canton Road                                             22,849,680                      45.6%
Kowloon, Hong Kong

Anthony Ng
Apt. 305, 9015 Leslie Street
Richmond Hill, Ontario
Canada  L4B 4J8                                             6,000,000                      12.0%

All Executive Officers and Directors as a group
(five persons) (2)(3)(4)                                   46,200,000                      92.1%

----------------

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

Item 12. Certain Relationships and Related Transactions

         Honview International Limited owns 22,849,680 shares of our common stock, or 45.6 percent of our outstanding common stock, and First Strike Securities Limited owns 17,350,320 shares of our common stock, or 34.6 percent of our outstanding common stock. Paul Wong is a director of Honview and he also is a beneficial owner of 39.2 percent of the outstanding equity interests in Honview. Mr. Wong also is a director of COL International.

         Kam Che Chan is a director of Honview and he also is the beneficial owner of 15.2 percent of the outstanding equity interests of Honview. Mr. Chan also is the Chairman of our Board of Directors.

         Qi Yu Zang is a director of First Strike and he also is the beneficial owner of 20.0 percent of the outstanding equity interests of First Strike. Mr. Zhang also is a director of COL International.

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

         Pursuant to a Loan Agreement, Honview agreed to lend Migration its cash needs, from time to time, at any time until January 1, 2004 up to an aggregate principal amount of US$8 million. As of June 30, 2004, advances from Honview totaled Rmb71,059,244 (US$8,574,371). As a result of Migration becoming a wholly-owned subsidiary of COL International, any amounts loaned from Honview prior to February 8, 2001, the effective date of the registration statement related to COL International's initial public offering, may be paid at the option of Honview, by converting, at any time after October 10, 2001, part or all the unpaid principal amount of the loan into shares of COL International's common stock, at a price equal to the greater of $1.20 per share or 90 percent of the average weighted trading price of the common stock for the 20 trading days preceding the date of notice of exercise of conversion. Any amounts loaned from Honview after the effective date of that registration statement may be paid, at the option of Honview, by converting, at any time after October 10, 2001, part or all the unpaid principal amount of the loan into shares of COL International's common stock, at a price equal to the greater of $1.20 per share or 110 percent of weighted average trading price of common stock for the 20 trading days preceding the date of the loan. Since 2001, there were additional advances from Honview to COL. As of June 30, 2007, additional advances from Honview totaled Rmb80,129,352 (US$10,509,098) and there were no conversion rights for these advances.

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

         During the period ended September 30, 2000, Honview paid US$70,000 on behalf of COL International in professional services and costs related to COL International's initial public offering. Honview loaned COL International this amount without interest or collateral. On December 21, 2000, COL International and Honview agreed for the loan to be repayable only out of 20 percent of COL International's pre-tax profits, if any, for each fiscal year of COL International that begins on or after July 1, 2001 with no other right of Honview for repayment. Pursuant to the loan agreement, Honview agreed to lend COL International its cash needs, from time to time, at any time until October 10, 2001 up to an aggregate principal amount of US$8 million. Any amounts loaned to COL International prior to February 8, 2001, the effective date of the registration statement related to COL International's initial public offering, may be paid at the option of Honview, by converting, at any time after October 10, 2001, part or all the unpaid principal amount of the loan into shares of COL International's common stock, at a price equal to the greater of $1.20 per share or 90 percent of the average weighted trading price of the common stock for the 20 trading days preceding the date of notice of exercise of conversion. Any amounts loaned to COL International after February 8, 2001 may be paid, at the option of Honview, by converting, at any time after October 10, 2001, part or all the unpaid principal amount of the loan into shares of COL International's common stock, at a price equal to the greater of $1.20 per share or 110 percent of weighted average trading price of common stock for the 20 trading days preceding the date of the loan. As of June 30, 2001, Honview had made additional advances to COL International totaling US$247,000, and has made an additional advance of $30,000 after that date. Since 2001, there were additional advances from Honview to COL. As of June 30, 2007, other additional advances from Honview totaled Rmb80,129,352 (US$10,509,098).

         The Joint Venture entered into various agreements with a minority stockholder, Shenzhen Rayes Group Co., Ltd., whereby the Joint Venture provides marketing and value added services in the operation of the minority stockholder's internet business in Shanghai, PRC through July 2004, subject to renewal at terms to be agreed between the minority stockholder and Migration. Migration has the right of first refusal to purchase the minority stockholder's ownership interest in the ISP in Shanghai. Currently, however, foreign entities cannot own ISP operations in the PRC. One agreement stipulates that the Joint Venture will provide marketing and technical services to the minority stockholder's ISP operations in Shanghai and Wuhan, PRC, and will share the related ISP revenues with the minority stockholder on a 50/50 basis. The Joint Venture paid its minority stockholder Rmb3,000,000 for these rights. As of June 30, 2005, the Company had disposed of all its interests in ISP operations.

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

         During the year, the Company received rental income from a company subject to common significant influence for an amount of Rmb797,477 (US$104,591) for the year ended June 30, 2007, and Rmb912,500 (US$113,562) for the year ended June 30, 2006.

         Except as discussed above, since COL International's inception on February 22, 2000, there were no transactions between COL International and its directors, executive officers or known holders of more than five percent of the common stock, or transactions by COL International in which any of the foregoing persons had a direct or indirect material interest, in which the amount involved exceeded $120,000.

Item 13. Exhibits

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

----------

*           Designates a management contract or compensatory plan required to be filed as an Exhibit to this Report on Form
            10-KSB

(1)         Incorporated by reference from the Company's Form SB-2 Registration Statement dated June 13, 2000 (File No.
            333-39208)

(2)         Translated into English from Chinese

(3)         Incorporated by reference from the Company's Amendment No. 2 to Form SB-2 Registration Statement dated October 19,
            2000 (File No. 333-39208)

(4)         Incorporated by reference from the Company's Amendment No. 3 to Form SB-2 Registration Statement dated January 17,
            2001 (File No. 333-39208)

(5)         Incorporated by reference from the Company's Form 10-KSB dated November 15, 2001 for the year ended June 30, 2001
            (File No. 333-39208)

Item 14. Principal Accountant Fees and Services

Resignation of Independent Registered Public Accounting Firm.

         Effective August 1, 2007, Moores Rowland Mazars (the "Former Auditor") resigned as the independent auditor of the Company in connection with the reorganization of the Former Auditor on June 1, 2007, in which certain of its partners resigned and joined Mazars CPA Limited and the Former Auditor changed its name to Moores Rowland. The Former Auditor had been the Company's auditor since November 14, 2001. The Company's Board of Directors approved the resignation of the Former Auditor on August 1, 2007.

         The Former Auditor's audit report on the Company's consolidated financial statements for each of the past two fiscal years, did not contain an adverse opinion or disclaimer of opinion, and was not qualified or modified as to uncertainty, audit scope or accounting principles, except that the Former Auditor's report on the Company's financial statements for each of the fiscal years ended June 30, 2006 and 2005 included an explanatory paragraph describing the uncertainty as to the Company's ability to continue as a going concern.

         During the Company's two most recent fiscal years and through the subsequent interim period on or prior to March 31, 2007, (a) there were no disagreements between the Company and the Former Auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Auditor, would have caused the Former Auditor to make reference to the subject matter of the disagreement in connection with its report; and (b) no reportable events as set forth in Item 304(a)(1)(iv)(A) through (E) of Regulation S-B have occurred.

Engagement of New Independent Registered Public Accounting Firm.

         As key members of the Former Auditor servicing the Company are now with Mazars CPA Limited, the Board of Directors appointed Mazars CPA Limited as the Company's new independent auditor (the "New Auditor"), effective from August 1, 2007.

         During the Company's two most recent fiscal years and subsequent interim period on or prior to August 1, 2007, the Company has not consulted with the New Auditor regarding the application of accounting principles to a specified transaction, either completed or proposed, or any of the matters or events set forth in Item 304(a)(2) of Regulation S-B.

Audit Fees

         The New Auditor billed the Company $28,846 for the year ended June 30, 2007 and the Former Auditor billed the Company $29,487 and $65,385 for the year ended June 30, 2007 and June 30, 2006, respectively, for professional services rendered for the audit of the Company's annual financial statements and review of financial statements included in the Company's Forms 10-QSB and services normally provided by independent accountants in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

         For the years ended June 30, 2007 and June 30, 2006, neither the New Auditor or the Former Auditor provided the Company with any services for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported above under "--Audit Fees."

Tax Fees

         For the years ended June 30, 2007 and June 30, 2006, neither the New Auditor nor the Former Auditor provided the Company with professional services for tax compliance, tax advice, and tax planning.


All Other Fees

         For the years ended June 30, 2007 and June 30, 2006, neither the New Auditor nor the Former Auditor billed the Company for products and services other than those described above.

Audit Committee Pre-Approval Policies

         The Board of Directors, which is performing the equivalent functions of an audit committee, currently does not have any pre-approval policies or procedures concerning services performed by the New Auditor or the Former Auditor. All the services performed by the New Auditor or the Former Auditor that are described above were pre-approved by the Board of Directors. Less than 50% of the hours expended on either the New Auditor's or the Former Auditor's engagement to audit the Company's financial statements for the fiscal years ended June 30, 2007 and June 30, 2006 were attributed to work performed by persons other than the New Auditor's or the Former Auditor's full-time, permanent employees, respectively.

                                   SIGNATURES

         In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            COL CHINA ONLINE INTERNATIONAL INC.


Date:  September 28, 2007                   By:      /s/ Chi Keung Wong
                                               -------------------------------
                                               Chi Keung Wong,
                                               Chief Executive Officer and
                                               Chief Financial Officer

         In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date                                                Signatures



September 28, 2007                                         /s/ Kam Che Chan
                                                    ----------------------------
                                                    Kam Che Chan, Director



September 28, 2007                                         /s/ Anthony Ng
                                                    ----------------------------
                                                    Anthony Ng, Director



September 28, 2007                                        /s/ Paul Wong
                                                    ----------------------------
                                                    Paul Wong, Director



September 28, 2007                                        /s/ Qi Yu Zhang
                                                    ----------------------------
                                                    Qi Yu Zhang, Director

            COL CHINA ONLINE INTERNATIONAL INC. AND ITS SUBSIDIARIES

                   Index to Consolidated Financial Statements

                                    --INDEX--


                                                                 Page(s)
                                                                 -------

Reports of Independent Registered Public Accounting Firm        F-2 - F-3

Consolidated Financial Statements:

Consolidated Balance Sheets
June 30, 2007 and 2006                                             F-4

Consolidated Statements of Operations
Years ended June 30, 2007 and 2006                                 F-5

Consolidated Statements of Changes in Stockholders' Deficiency
Years ended June 30, 2007 and 2006                                 F-6

Consolidated Statements of Cash Flows
Years ended June 30, 2007 and 2006                                 F-7

Notes to Consolidated Financial Statements                      F-8 - F-16

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM


To the Stockholders and Directors
COL China Online International Inc.


We have audited the accompanying consolidated balance sheet of COL China Online International Inc. (a Delaware corporation) and its subsidiaries as of June 30, 2007, and the related consolidated statements of operations, changes in stockholders' deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audit. The consolidated financial statements of COL China Online International Inc. as of and for the year ended June 30, 2006 were audited by other auditors whose report dated October 13, 2006, expressed an unqualified opinion on those statements.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. An audit includes examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements. An audit also includes assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audit provides a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of COL China Online International Inc. and subsidiaries as of June 30, 2007, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.


/s/ Mazars CPA Limited

Certified Public Accountants
Hong Kong

26 September 2007

The following report is a copy of a report previously issued by Moores Rowland Mazars which has changed its name to Moores Rowland on June 1, 2007.

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM
The Stockholders and Directors
COL China Online International Inc.



We have audited the accompanying consolidated balance sheets of COL China Online International Inc. (a Delaware Corporation) and its subsidiaries as of June 30, 2006, and the related consolidated statements of operations, stockholders' deficiency and cash flows for the year then ended. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of COL China Online International Inc. and subsidiaries as of June 30, 2006, and the results of their operations and their cash flows for the year then ended, in conformity with U.S. generally accepted accounting principles.

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



Moores Rowland Mazars
Chartered Accountants
Certified Public Accountants
Hong Kong
13 October 2006

                                             COL CHINA ONLINE INTERNATIONAL INC.
                                                 CONSOLIDATED BALANCE SHEETS


                                                               Note:          JUNE 30, 2007             JUNE 30, 2006
                                                              ----- ------------------------------      -------------
                                                                        (US$)                 (Rmb)            (Rmb)
                                                                    (Illustrative
ASSETS                                                                      only)
------

CURRENT ASSETS:
    Cash                                                                   24,995          190,579          200,238
    Accounts receivable, net of an allowance for doubtful
         accounts                                                  4        2,591           19,757           17,110
     Deposits and other receivables                                5       56,663          432,046          506,948
                                                                      -----------      -----------      -----------

             Total current assets                                          84,249          642,382          724,296


PROPERTY, OFFICE SPACE AND EQUIPMENT, net of accumulated
    depreciation and impairment of Rmb10,673,752
    (US$1,399,880) and Rmb1,862,370 (US$244,253),
    respectively                                                   6         --               --            230,716
                                                                      -----------      -----------      -----------

TOTAL ASSETS                                                               84,249          642,382          955,012
                                                                      ===========      ===========      ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                  94,212          718,341          943,184
    Business tax payable                                                   29,597          225,668          234,386
                                                                      -----------      -----------      -----------

             Total current liabilities                                    123,809          944,009        1,177,570
                                                                      -----------      -----------      -----------

NON-CURRENT LIABILITIES:
    Payable to Majority Stockholder                                7a  10,509,098       80,129,352       78,678,141
     Other loan                                                              --               --            150,000
                                                                      -----------      -----------      -----------

             Total non-current liabilities                             10,509,098       80,129,352       78,828,141
                                                                      -----------      -----------      -----------

Commitments and contingencies                                      8         --               --               --
                                                                      -----------      -----------      -----------

STOCKHOLDERS' DEFICIENCY:
    Common stock, US$0.001 par value, 100,000,000 shares
         authorized and 50,155,000 shares issued,
         outstanding                                                       50,155          408,864          408,864
    Additional paid-in capital                                            146,507        1,214,118        1,214,118
    Accumulated deficit                                               (10,922,666)     (83,282,716)     (81,131,250)
    Other comprehensive income                                            177,346        1,228,755          457,569
                                                                      -----------      -----------      -----------

             Total stockholders' deficiency                           (10,548,658)     (80,430,979)     (79,050,699)
                                                                      -----------      -----------      -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                             84,249          642,382          955,012
                                                                      ===========      ===========      ===========




                                                  COL CHINA ONLINE INTERNATIONAL INC.
                                                CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                           FOR THE YEAR
                                                                       FOR THE YEAR ENDED                 ENDED JUNE 30,
                                                                         JUNE 30, 2007                             2006
                                                                  --------------------------------        --------------
                                                                           (US$)              (Rmb)                (Rmb)
                                                                 (Illustrative
                                                                         only)
NET REVENUES:
     Telecommunication                                                 148,937           1,135,609           4,344,744
    Marketing fee - PIERS                                              100,472             766,072             963,516
                                                                   -----------         -----------         -----------

         Total revenues                                                249,409           1,901,681           5,308,260
                                                                   -----------         -----------         -----------

COST OF SALES:
    Telecommunication                                                   11,738              89,499           3,026,957
    Marketing fee - PIERS                                               19,267             146,905             334,388
                                                                   -----------         -----------         -----------

                                                                        31,005             236,404           3,361,345
                                                                   -----------         -----------         -----------

    Gross Margin                                                       218,404           1,665,277           1,946,915
                                                                   -----------         -----------         -----------

OPERATING EXPENSES:
    General and administrative                                         589,934           4,498,113           6,466,905
    Amortization and depreciation                                       10,998              83,855             417,365
    Provision for impairment loss on property, office space
        and equipment                                                   19,698             150,194             244,924
                                                                   -----------         -----------         -----------

         Total operating expenses                                      620,630           4,732,162           7,129,194
                                                                   -----------         -----------         -----------

OPERATING LOSS                                                        (402,226)         (3,066,885)         (5,182,279)

     Rental income from related companies (Note 11)                    104,590             797,477             912,500
    Waiver of  loans                                                     6,720              51,236             317,760
    Other income                                                         8,748              66,706               2,634
                                                                   -----------         -----------         -----------

LOSS BEFORE MINORITY INTEREST                                         (282,168)         (2,151,466)         (3,949,385)

    Minority interest                                                     --                  --                  --
                                                                   -----------         -----------         -----------

NET LOSS                                                              (282,168)         (2,151,466)         (3,949,385)

OTHER COMPREHENSIVE INCOME                                             177,346             771,186             490,160
                                                                   -----------         -----------         -----------

COMPREHENSIVE LOSS                                                    (104,822)         (1,380,280)         (3,459,225)
                                                                   ===========         ===========         ===========

BASIC AND FULLY DILUTED NET LOSS PER SHARE                               (0.01)              (0.04)              (0.08)
                                                                   ===========         ===========         ===========

WEIGHTED AVERAGE NUMBER OF COMMON STOCK                             50,155,000          50,155,000          50,155,000
                                                                   ===========         ===========         ===========



                                               COL CHINA ONLINE INTERNATIONAL INC.
                              CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIENCY
                                           FOR THE YEARS ENDED JUNE 30, 2006 AND 2007

                                                            ADDITIONAL                             OTHER
                                                             PAID-IN        ACCUMULATED    COMPREHENSIVE
                                     COMMON STOCK            CAPITAL          DEFICIT        INCOME/(LOSS)            TOTAL
                                 --------------------      ----------        -----------     -------------     ------------
                                     Number      (Rmb)          (Rmb)              (Rmb)             (Rmb)            (Rmb)

Balances, June 30, 2005          50,155,000    408,864      1,214,118       (77,181,865)          (32,591)     (75,591,474)

Net loss                                  -          -              -        (3,949,385)                 -      (3,949,385)

Other comprehensive income                -          -              -                  -           490,160          490,160
                                 ----------    -------      ---------       -----------          ---------       ----------

Balances, June 30, 2006          50,155,000    408,864      1,214,118       (81,131,250)           457,569     (79,050,699)

Net loss                                  -          -              -        (2,151,466)                 -      (2,151,466)

Other comprehensive income                -          -              -                  -           771,186          771,186
                                 ----------    -------      ---------       -----------          ---------       ----------

Balances, June 30, 2007          50,155,000    408,864      1,214,118       (83,282,716)         1,228,755       80,430,979
                                 ==========    =======      =========       ===========          =========       ==========





                                               COL CHINA ONLINE INTERNATIONAL INC.
                                              CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                         FOR THE YEAR
                                                                         FOR THE YEAR ENDED             ENDED JUNE 30,
                                                                            JUNE 30, 2007                        2006
                                                                  ------------------------------        -------------
                                                                           (US$)            (Rmb)              (Rmb)
                                                                 (Illustrative
                                                                         only)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                           (282,168)        (2,151,466)        (3,949,385)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
     Loss on written off of Property, Office Space and
       Equipment                                                         --                 --              417,567
     Amortization and depreciation                                     10,998             83,855            417,365
     Provision for impairment loss on Property, Office Space
        and Equipment                                                  19,698            150,194            244,924
     Waiver of loans                                                   (6,720)           (51,236)          (317,760)
     Change in operating assets and liabilities:
       Decrease (increase) in:
       Accounts receivable and other receivables                        9,477             72,255           (161,712)
       (Decrease) Increase in:
          Accounts payable and accrued expenses                       (29,489)          (224,843)           190,339
          Business tax payable                                         (1,143)            (8,718)            34,497
       Exchange difference                                              6,153             46,915             19,487
                                                                   ----------         ----------         ----------

     Net cash used in operating activities                           (273,194)        (2,083,044)        (3,104,678)
                                                                   ----------         ----------         ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Property, Office Space and Equipment                       (437)            (3,333)           (39,980)
                                                                   ----------         ----------         ----------

     Net cash used in investing activities                               (437)            (3,333)           (39,980)
                                                                   ----------         ----------         ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Other loan (repaid) raised                                          (12,953)           (98,764)           150,000
  Advances from Majority Stockholder                                  285,750          2,178,772          2,598,169
                                                                   ----------         ----------         ----------

     Net cash provided by financing activities                        272,797          2,080,008          2,748,169
                                                                   ----------         ----------         ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                  (431)            (3,290)            (1,927)
                                                                   ----------         ----------         ----------

NET DECREASE IN CASH                                                   (1,265)            (9,659)          (398,416)

CASH, beginning of year                                                26,262            200,238            598,654
                                                                   ----------         ----------         ----------

CASH, end of year                                                      24,997            190,579            200,238
                                                                   ==========         ==========         ==========


                                                           F-7

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

         Migration was formed on May 18, 1998 and has two subsidiaries, Shenzhen Knowledge & Communications Co., Ltd. ("Joint Venture") and Shanghai Shangyi Science and Trade Information Consulting Co., Ltd. ("Shangyi"), in which it has 90% and 70% equity interests, respectively. The Joint Venture and Shangyi are Sino-foreign equity joint ventures in the People's Republic of China (PRC). Most of the operations of Migration are through the Joint Venture, which did not commence substantive operations until the Spring of 1999. The acquisitions of Joint Venture and Shangyi had been accounted for as purchases by Migration. Shangyi had ceased operation since 2003 and subsequently de-registered in PRC on 3 December 2004. In view of insignificant operation incurred by Shangyi since incorporation to deregistration, the Company accounted for the written off of investment in Shangyi in the year ended June 30, 2006.

         Migration initially provided marketing and technical services for Internet Service Providers (ISP) and value-added services generally related to the installation of computer network systems (i.e., Local Area Networks or LANs) in the PRC.

         Because the Company's past business model of attempting to be the IT department for small and medium-sized business by offering a broad range of IT services and providing electronic commerce services had not been successful, the Company has developed a new business model that focused on the provision of internet and telecommunication convergence solutions to its customers.

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

        Basis of Accounting - The amounts included in the financial statements are presented in Renminbi ("Rmb") which is COL International's functional currency, unless otherwise indicated as US dollars, because the Company's major operations are primarily located in the PRC. For illustrative purposes, the consolidated balance sheet as of June 30, 2007, consolidated statement of operations, consolidated statement of changes in stockholders' deficiency and consolidated statement of cash flows for the year then ended have been translated into US dollars at approximately Rmb7.62476 to the dollar, which was the prevailing exchange rate at June 30, 2007.

        Concentration of Credit Risk - Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. COL International's accounts receivable include a limited number of customers. Financial instruments that subject the Company to credit risk consist principally of accounts receivable. The Company generally does not require collateral from its customers. Accounts receivable totaled Rmb17,110 and Rmb19,757 (US$2,591) as at June 30, 2006 and 2007, respectively and the Company has made no allowance for doubtful accounts for the year ended June 30, 2006 and 2007. The management of the Company performs periodic credit evaluations on its customers' financial condition and believes that the allowance for doubtful accounts is sufficient.

       As COL International's primary operations are in the PRC, the Company is exposed to certain foreign company risks not normally associated with entities operating solely in the United States. These risks include, among others, the political, economic and legal environments, and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. COL International's management does not believe these risks to be significant. There can be no assurance, however, that changes in political, social, and other conditions will not result in any adverse impact.

       During the fiscal year 2007, most of COL International's operations were focused in Shanghai.

       Cash Equivalents - COL International considers all highly liquid debt instruments with original maturities of three months or less to be cash equivalents.

       Property, Office Space and Equipment - Property, office space and equipment are recorded at cost less accumulated depreciation and amortization less any impairment loss. Depreciation is computed using the straight-line method over the estimated useful life of the assets, generally twenty years for property, three years for computer equipment and five years for office space and other equipment. Repairs and maintenance are charged to expense as incurred. Material expenditures, which increase the life of an asset, are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of equipment sold, or otherwise disposed of, and the related accumulated depreciation or amortization is removed from the accounts, and any gains or losses are reflected in current operations. Amortization and depreciation expense charged to operations were Rmb83,855 (US$10,998) and Rmb417,365 and provision for impairment loss on property, office space and equipment was Rmb150,194 (US$19,698) and Rmb244,924 for the year ended June 30, 2007 and 2006 respectively.

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

        The consolidated financial statements consolidate the financial statements of the Company and its subsidiaries. Some of these companies use their local currencies other than Renminbi as the functional currency. For Group consolidation purposes, assets and liabilities whose functional currency is not Renminbi are translated into Renminbi at the rate in effect at the balance sheet date. Revenue and expenses are translated at the average exchange rate during the year. The effects of translation adjustments are recorded in accumulated other comprehensive income.

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

        Fair Value of Financial Instruments - The estimated fair values for financial instruments under SFAS No.107, Disclosures about Fair Value of Financial Instruments, are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of COL International's financial instruments, which includes cash, accounts receivable and accounts payable, approximates their carrying value in

                       COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


        the financial statements. The fair value of advances from COL International's majority stockholder, which are without interest, cannot be estimated due to the relationship between the entities.

        Comprehensive Income (Loss) - The Company accounts for comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined therein, refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. Other comprehensive income for the year ended June 30, 2007 represented gain from foreign currency translation adjustments.

        Net Loss Per Share - Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding.

        Pursuant to the Company's 2000 Stock Option Plan, options may be granted to purchase an aggregate of 4,000,000 shares of common stock to key employees and other persons who have or are contributing to the Company's success. As of June 30, 2007, no options had been granted under the 2000 plan.

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

        No capital lease exists as of June 30, 2007.

        Operating leases - Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Rental receivables and payables under operating leases are recognized as income and expenses, respectively, on the straight-line basis over the lease terms.

       Recent Accounting Pronouncements -

       Fin 48

       In July 2006, the Financial Accounting Standards Board ("FASB") issued FASB Interpretation No. 48, "Accounting for Uncertainty in Income Taxes - an interpretation of FASB Statement 109" ("FIN No. 48"). FIN No. 48 clarifies the accounting for uncertainty in income taxes recognized in accordance with SFAS No. 109, "Accounting for Income Taxes." FIN No. 48 requires the use of a two-step approach for recognizing and measuring tax benefits taken or expected to be taken in a tax return and disclosures regarding uncertainties in income tax positions. The first step is recognition, whereby a determination is made whether it is more-likely-than-not that a tax position will be sustained upon examination based on the technical merits of the position. The second step is to measure a tax position that meets the recognition threshold to determine the amount of benefit to be recognized. FIN No. 48 also provides guidance on derecognition, classification, interest and

                       COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       penalties, accounting in interim periods, disclosure and transition. FIN No. 48 will apply to fiscal years beginning after December 15, 2006, with earlier adoption permitted. The Company considers that the adoption of FIN No. 48 will not have significant impact on its financial statements. In May 2007, FASB Staff Position (FSP) amends FIN No. 48, to provide guidance on how an enterprise should determine whether a tax position is effectively settled for the purpose of recognizing previously unrecognized tax benefits.

       SFAS 157

       In September 2006, the FASB issued SFAS No. 157, Fair Value Measurements, ("SFAS 157"), to define fair value, establish a framework for measuring fair value in accordance with U.S. GAAP and expand disclosures about fair value measurements. SFAS 157 requires quantitative disclosures using a tabular format in all periods (interim and annual) and qualitative disclosures about the valuation techniques used to measure fair value in all annual periods. The Company is required to adopt the provisions of this statement as of January 1, 2008. The Company is currently evaluating the impact of adopting SFAS 157.

       SFAS 159

       In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"). SFAS 159 expands opportunities to use fair value measurements in financial reporting and permits entities to choose to measure many financial instruments and certain other items at fair value. SFAS 159 is effective for us on January 1, 2008, although the Company can chose to adopt it on January 1, 2007 if the Company also adopts SFAS 157 at that time. The Company has not decided if it will adopt SFAS 159 early or if it will choose to measure any eligible financial assets and liabilities at fair value.

3.      Future Plan of Operations
        -------------------------

        The accompanying consolidated financial statements have been prepared assuming COL International will continue operating as a going concern. After the end of the 2007 fiscal year, the Company's Board of Directors decided to consider discontinuing the Company's current operations upon expiration of the business license of the Joint Venture on December 10, 2007. Most of the Company's business has been suspended as of July 2007. If the Company discontinues its business operations, the Company expects to use any amounts collected from its accounts receivable and deposits paid to pay any outstanding liabilities or accounts payable, and does not expect that there will be any assets left to distribute to the parties of the Joint Venture of shareholders of the Company. If the business of the Joint Venture is discontinued, the Company will become a "shell company" after the expiration of the Joint Venture's business license in December 2007. After becoming a shell company, the Company will likely seek to enter into a business combination with one or more yet to be identified privately held businesses.

        In view of the above-mentioned plan, COL International's ability to continue as a going concern is dependent upon several factors, including, but not limited to, continued financial support by the Major Stockholder, the realization of assets and liquidation of liabilities that would not result in a substantial deficit, the successfulness of a possible business combination and whether the post-combination business would be able to achieve and maintain profitable operations and to raise additional capital. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

        COL International believes its Major Stockholder will continue to provide funding during the forthcoming year.

                       COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.     Accounts Receivable
       -------------------
       The following information summarizes accounts receivable at:

                                                                              June 30, 2007                 June 30,
                                                                                                             2006
                                                                   --------------------------------      -------------
                                                                           (US$)              (Rmb)              (Rmb)
                                                                   (Illustrative
                                                                           Only)

       Trade receivables                                                 2,591               19,757             17,110
       Less: Allowance for doubtful accounts                                 -                    -                  -
                                                                  --------------      -------------      -------------

                                                                         2,591               19,757             17,110
                                                                  ==============      =============      =============

5.      Deposits and other receivables
        ------------------------------

        The following information summarizes deposits and other receivables at:

                                                                              June 30, 2007                June 30,
                                                                                                              2006
                                                                   --------------------------------       ------------
                                                                            (US$)              (Rmb)             (Rmb)
                                                                   (Illustrative
                                                                           Only)

       Rental deposits                                                  27,402              208,932           211,232
       Trade deposit paid                                               26,178              199,600           208,000
       Other receivables                                                 3,083               23,514           281,516
                                                                   -----------         ------------      ------------

                                                                        56,663              432,046           700,748

       Less: Allowance for doubtful accounts                                 -                    -          (193,800)
                                                                   -----------         ------------      ------------

                                                                        56,663              432,046           506,948
                                                                   ===========         ============      ============






                       COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.     Property, Office Space and Equipment
       -------------------------------------

       Property, office space and equipment consist of the following:

                                                                          June 30, 2007                 June 30, 2006
                                                              ----------------------------------        -------------
                                                                       (US$)               (Rmb)                (Rmb)
                                                               (Illustrative
                                                                       Only)

      Vehicles                                                        43,996             335,458             335,458
      Computer equipment                                             724,230           5,522,076           5,518,743
      Computer software                                              604,966           4,612,721           4,612,721
      Office furniture                                                29,447             224,530             224,530
      Other equipment                                                241,494           1,841,337           1,841,337
                                                              --------------      --------------        ------------

                                                                   1,644,133          12,536,122          12,532,789
      Less :   Accumulated depreciation and
                 amortization                                     (1,399,880)        (10,673,752)        (10,589,897)
      Less :   Impairment loss                                      (244,253)         (1,862,370)         (1,712,176)
                                                              --------------      --------------        ------------

                                                                           -                   -             230,716
                                                              ==============      ==============        ============


7.      Payable To/(Receivable From) Related Parties
        --------------------------------------------
                                                                            June 30, 2007               June 30, 2006
                                                                   -----------------------------        -------------
                                                                            (US$)          (Rmb)               (Rmb)
                                                                   (Illustrative
                                                                           Only)

       Minority stockholder of Joint Venture                                   -               -             (27,505)
       Majority stockholder of COL International (Note a)             10,509,098      80,129,352          78,678,141

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

          There has been no change to the above loan condition during the year to June 30, 2007. In addition, during the year, Honview has undertaken to make available adequate funds to COL International as and when required to maintain COL International as a going concern.

8.       Commitments and Contingencies
         -----------------------------
       i) Operating Leases Payable - As of June 30, 2007, COL International has the following non-cancellable lease commitments for the year ending June 30:

                       COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


                                                        June 30, 2007
                                            ---------------------------------
                                                     (US$)               (Rmb)
                                            (Illustrative
                                                     Only)

                2008                              129,382             986,508
                                              ===========         ===========

               Rent expense charged to operations was Rmb1,175,261 and Rmb1,053,493 (US$138,167) for the year ended June 30, 2006 and 2007 respectively.

          ii) Operating Leases Receivable - As of June 30, 2007, COL International has the following non-cancellable lease commitment which will be recorded as rental income for the year ending June 30:

                                                   As of June 30, 2007
                                            ---------------------------------
                                                    (US$)                (Rmb)
                                            (Illustrative
                                                    Only)

               2008                                95,444             727,737
                                               ==========         ===========

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

9.     Taxes
       -----

       COL International and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate.

       The Joint Venture, which was established in the PRC, is subject to the PRC income taxes at a rate of 33%. However, the Shenzhen head office of the Joint Venture is entitled to full exemption from income tax for one year starting from the first profit making year and 50% tax reduction in the subsequent two years. No provision for PRC income tax has been provided for in the financial statements as the Joint Venture in the PRC was operating at a loss for the periods presented.

       Migration operates in Hong Kong where the statutory tax rate is 17.5% (2006: 17.5%) on assessable income arising in Hong Kong. Migration is exempt from any BVI income taxes under BVI International Business Act for its operations being located only in Hong Kong.

                       COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


       COL International has a net operating loss (NOL) carryforward for tax reporting purposes in the PRC of approximately Rmb19,000,000 and Rmb15,000,000 (US$1,967,000) for the year ended June 30, 2006 and 2007, respectively.

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

       Deferred tax assets resulting from these differences, consist of the following:

                                              Hong Kong                                    PRC
                                       ----------------------    -----------------------------------------------------
                                              June 30,                                   June 30,
                                       ----------------------    -----------------------------------------------------
                                         2007          2006                 2007         2007               2006
                                         (Rmb)        (Rmb)                (US$)         (Rmb)              (Rmb)
                                                                   (Illustrative
                                                                           only)

      Net operating loss carry
          forwards                             -            -          592,570          4,518,206          5,643,262
      Other                                    -            -           52,111            397,334            391,283
                                      ----------    ---------    -------------       ------------      -------------

      Total deferred tax assets                -            -          644,681          4,915,540          6,034,545

      Less: Valuation allowance                -            -         (644,681)        (4,915,540)        (6,034,545)
                                      ----------    ---------    -------------       ------------      -------------

                                               -            -                -                  -                  -
                                      ==========    =========    =============       ============      =============

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

10.     Major Customers
        ---------------

       The following customers totaled more than 10% of sales:

                                                        Year ended June 30
                                                        ------------------
                                                       2007           2006

       A                                               23%             0%
       B                                               13%            48%
       C                                                9%            10%
       D                                                0%            18%


11.    Rental Income
       -------------

       During the year, the Company received rental income from three related companies subject to common significant influence for an amount of Rmb912,500 and Rmb797,477 (US$104,591) for the year ended June 30, 2006 and 2007 respectively.

                      COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


12.    Pension Costs
       -------------

       As stipulated by PRC regulations, the Company maintains a defined contribution retirement plan for all of its employees who are residents of PRC. All retired employees of the Company are entitled to an annual pension equal to their basic annual salary upon retirement. The Company contributed to state sponsored retirement plan approximately 32.5% - 48% of the basic salary of its employees and has no further obligations for the actual pension payments or post-retirement benefits beyond the annual contributions. The state sponsored retirement plan is responsible for the entire pension obligation payable to all employees. The pension expenses were Rmb335,475 and Rmb275,769 (US$36,168) for the years ended June 30, 2006 and 2007, respectively.

                                  EXHIBIT INDEX
                                  -------------


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

----------



*          Designates a management contract or compensatory plan required to be filed as an Exhibit to this Report on Form
           10-KSB

(1)        Incorporated by reference from the Company's Form SB-2 Registration Statement dated June 13, 2000 (File No.
           333-39208)

(2)        Translated into English from Chinese

(3)        Incorporated by reference from the Company's Amendment No. 2 to Form SB-2 Registration Statement dated October 19,
           2000 (File No. 333-39208)

(4)        Incorporated by reference from the Company's Amendment No. 3 to Form SB-2 Registration Statement dated January 17,
           2001 (File No. 333-39208)

(5)        Incorporated by reference from the Company's Form 10-KSB dated November 15, 2001 for the year ended June 30, 2001
           (File No. 333-39208)