Form 10KSB/A
period 2007-06-30
COL CHINA ONLINE INTERNATIONAL INC
filed 2007-10-02
CIK 1114274

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              --------------------

                                 AMENDMENT NO. 1
                                 FORM 10 - KSB/A

                              --------------------

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

                       3176 South Peoria Court, Suite 100
                             Aurora, Colorado 80014
                             ----------------------
           (Address of principal executive offices including zip code)

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

     Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). Yes [ ] No [ X]

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


================================================================================

This Amendment No. 1 to Report on Form 10-KSB/A (the "Amendment") is being filed to amend the Report on Form 10-K/SB of COL China Online International Inc. (the "Company") filed with the Securities Exchange Commission on September 28, 2007 (the "Original Report on Form 10-KSB"). The sole purpose of this Amendment is to include the last paragraph of the audit report of Mazars CPA Limited, the Company's independent auditors, which was inadvertently left out of the Original Report on Form 10-KSB. The Amendment does not amend any other disclosure in the Original Report on Form 10-KSB.

                                   SIGNATURES

     In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this Amendment No. 1 to Report on Form 10-KSB/A to be signed on its behalf by the undersigned, thereunto duly authorized.

                                            COL CHINA ONLINE INTERNATIONAL INC.


Date:  October 2, 2007                      By: /s/ Chi Keung Wong
                                               ---------------------------------
                                                    Chi Keung Wong,
                                                    Chief Executive Officer and
                                                    Chief Financial Officer

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

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company's Board of Directors decided to consider discontinuing current operations at the expiration of the current Joint Venture's business license in December 2007 and has begun to significantly curtail operations. The Company's ability to continue as a going concern is dependent upon several factors, including, but not limited to, continued financial support by the major stockholder, raising additional capital or financing, potentially completing a merger or acquisition of a business and ultimately achieving profitable operations with positive cash flow. There are significant uncertainties as to the Company's ability to accomplish these objectivities, which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.


/s/ Mazars CPA Limited

Certified Public Accountants
Hong Kong

26 September 2007