Form 10QSB
period 2007-09-30
COL CHINA ONLINE INTERNATIONAL INC
filed 2007-11-14
CIK 1114274

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                           --------------------------

                                  FORM 10 - QSB

                           --------------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2007.

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD _______________.

                                    333-39208
                                    ---------
                            (Commission File Number)

                       COL China Online International Inc.
                       -----------------------------------
        (Exact name of small business issuer as specified in its charter)

               Delaware                               52-2224845
               --------                               ----------
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

As of November 9, 2007, the registrant had outstanding 50,155,000 shares of its common stock, par value $.001.

Transitional Small Business Disclosure Format (Check One):

Yes [ ] No [X]
================================================================================

                       COL China Online International Inc.

                              REPORT ON FORM 10-QSB

                     For the Period Ended September 30, 2007

                                Table of Contents

                                                                        Page No.

PART I.  FINANCIAL INFORMATION

Item 1    Financial Statements:
          Condensed Consolidated Balance Sheets as of September 30, 2007     2
            (unaudited) and June 30, 2007
          Condensed Consolidated Statements of Operations for the three      3
            months ended September 30, 2007 and 2006 (unaudited)
          Condensed Consolidated Statements of Cash Flows for the three      4
            months ended September 30, 2007 and 2006 (unaudited)
          Notes to Condensed Consolidated Financial Statements               5
Item 2    Management's Discussion and Analysis of Financial Condition and    7
            Results of Operations
Item 3    Controls and Procedures                                            9

PART II.  OTHER INFORMATION

Item 1    Legal Proceedings                                                  9
Item 2    Unregistered Sales of Equity Securities and Use of Proceeds        9
Item 3    Defaults Upon Senior Securities                                    9
Item 4    Submissions of Matters to a Vote of Security Holders               9
Item 5    Other Information                                                  9
Item 6    Exhibits                                                          10

Signature Page                                                              11
Exhibit 31.1 Certification
Exhibit 32.1 Certification


                                     PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                   COL CHINA ONLINE INTERNATIONAL INC.
                                  CONDENSED CONSOLIDATED BALANCE SHEETS

                                                            SEPTEMBER 30, 2007 (unaudited)  JUNE 30, 2007
                                                            ------------------------------  -------------
                                                                      (US$)          (Rmb)          (Rmb)
                                                              (Illustrative
ASSETS                                                                only)
------
CURRENT ASSETS:
    Cash                                                              7,005         52,658        190,579
    Accounts receivable, net of an allowance for doubtful
         accounts                                                      --             --           19,757
     Deposits and other receivables                                  55,691        418,662        432,046
                                                                -----------    -----------    -----------

             Total current assets                                    62,696        471,320        642,382

PROPERTY, OFFICE SPACE AND EQUIPMENT, net of
    accumulated depreciation and impairment of
    Rmb10,673,752 (US$1,399,880) and Rmb1,862,370
    (US$244,253), respectively                                         --             --             --
                                                                -----------    -----------    -----------

TOTAL ASSETS                                                         62,696        471,320        642,382
                                                                ===========    ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                            85,461        642,456        718,341
    Business tax payable                                             29,320        220,418        225,668
                                                                -----------    -----------    -----------

             Total current liabilities                              114,781        862,874        944,009
                                                                -----------    -----------    -----------

NON-CURRENT LIABILITIES:
    Payable to majority stockholder                              10,661,949     80,151,844     80,129,352
                                                                -----------    -----------    -----------

             Total non-current liabilities                       10,661,949     80,151,844     80,129,352
                                                                -----------    -----------    -----------

STOCKHOLDERS' DEFICIENCY:
    Common stock, US$0.001 par value, 100,000,000 shares
         authorized and 50,155,000 shares issued, outstanding        50,155        408,864        408,864
    Additional paid-in capital                                      146,507      1,214,118      1,214,118
    Accumulated deficit                                         (10,967,952)   (83,623,158)   (83,282,716)
    Other comprehensive income                                       57,256      1,456,778      1,228,755
                                                                -----------    -----------    -----------

             Total stockholders' deficiency                     (10,714,034)   (80,543,398)   (80,430,979)
                                                                -----------    -----------    -----------
TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                       62,696        471,320        642,382
                                                                ===========    ===========    ===========


                   See accompanying notes to these consolidated financial statements.


                          COL CHINA ONLINE INTERNATIONAL INC.
              CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)

                                                     FOR THE THREE MONTHS ENDED
                                             ------------------------------------------
                                                                           SEPTEMBER 30,
                                                 SEPTEMBER 30, 2007            2006
                                             --------------------------    -----------
                                                    (US$)         (Rmb)          (Rmb)
                                            (Illustrative
                                                    only)
NET REVENUES:
    Telecommunication                              1,283          9,646        445,919
    Marketing fee - PIERS                           --             --          233,330
                                             -----------    -----------    -----------

         Total revenues                            1,283          9,646        679,249
                                             -----------    -----------    -----------

COST OF SALES:
    Telecommunication                               --             --          110,349
    Marketing fee - PIERS                           --             --            8,592
                                             -----------    -----------    -----------

                                                    --             --          118,941
                                             -----------    -----------    -----------

    Gross margin                                   1,283          9,646        560,308
                                             -----------    -----------    -----------

OPERATING EXPENSES:
    General and administrative                    46,573        350,113      1,346,701
    Amortization and depreciation                   --             --           21,024
                                             -----------    -----------    -----------

         Total operating expenses                 46,573        350,113      1,367,725
                                             -----------    -----------    -----------

OPERATING LOSS                                   (45,290)      (340,467)      (807,417)

    Rental income                                   --             --          262,500
    Other income                                       3             25            412
                                             -----------    -----------    -----------

LOSS BEFORE MINORITY INTEREST                    (45,287)      (340,442)      (544,505)

    Minority interest                               --             --             --
                                             -----------    -----------    -----------

NET LOSS                                         (45,287)      (340,442)      (544,505)

OTHER COMPREHENSIVE INCOME                        30,332        228,023           --
                                             -----------    -----------    -----------

COMPREHENSIVE LOSS                               (14,955)      (112,419)      (544,505)
                                             ===========    ===========    ===========

BASIC AND FULLY DILUTED NET LOSS PER SHARE        (0.001)        (0.007)        (0.011)
                                             ===========    ===========    ===========

WEIGHTED AVERAGE NUMBER OF COMMON STOCK       50,155,000     50,155,000     50,155,000
                                             ===========    ===========    ===========


          See accompanying notes to these consolidated financial statements.


                                      COL CHINA ONLINE INTERNATIONAL INC.
                          CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                        FOR THE THREE MONTHS ENDED
                                                          ------------------------------------------------------
                                                                SEPTEMBER 30, 2007            SEPTEMBER 30, 2006
                                                          ------------------------------      ------------------
                                                                (US$)               (Rmb)               (Rmb)
                                                        (Illustrative
                                                                only)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                   (45,287)           (340,442)           (544,505)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
     Amortization and depreciation                              --                  --                21,024
     Change in operating assets and liabilities:
       (Increase) Decrease in:
       Accounts receivable                                     2,628              19,757             (24,101)
       Deposit and other receivables                           1,780              13,384               7,584
       (Decrease) Increase in:
       Accounts payable and accrued expenses                 (10,094)            (75,885)           (122,574)
       Business tax payable                                     (698)             (5,250)            (38,296)
       Exchange difference                                     1,025               7,703               6,445
                                                            --------            --------            --------

     Net cash used in operating activities                   (50,646)           (380,733)           (694,423)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Other loan repayment                                          --                  --              (150,000)
  Advances from majority stockholder                          32,371             243,345             850,630
                                                            --------            --------            --------

     Net cash provided by financing activities                32,371             243,345             700,630
                                                            --------            --------            --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                          (71)               (533)                730
                                                            --------            --------            --------

NET (DECREASE) INCREASE IN CASH                              (18,346)           (137,921)              6,937

CASH, beginning of period                                     25,351             190,579             200,238
                                                            --------            --------            --------

CASH, end of period                                            7,005              52,658             207,175
                                                            ========            ========            ========


                      See accompanying notes to these consolidated financial statements.

                                                    Page 4

                       COL CHINA ONLINE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

1.   Company Organization and Operations

     Nature of Operations - COL China Online International Inc. ("COL International" or the "Company") was incorporated as a Delaware corporation on February 22, 2000, for the purpose of acquiring and conducting the engineering services and the internet related business of Migration Developments Limited, a British Virgin Islands company ("Migration"), and raising equity capital to be utilized in the business of Migration. Migration holds a 90% equity interest in Shenzhen Knowledge & Communication Co. Ltd, which is a Sino-foreign equity joint venture (the "Joint Venture") in the People's Republic of China ("PRC"). Beginning in approximately January 2004, the Company focused its business on internet and telecommunication convergence solutions and customer-specific solutions for the retail industry.

2.   Basis of Presentation

     The accompanying consolidated financial statements have been prepared assuming COL International will continue operating as a going concern. During the period, the Company's Board of Directors decided to consider discontinuing the Company's current operations upon expiration of the business license of the Joint Venture on December 10, 2007. Most of the Company's business has been suspended as of July 2007. If the Company discontinues its business operations, the Company expects to use any amounts collected from its accounts receivable and deposits paid to pay any outstanding liabilities or accounts payable, and does not expect that there will be any assets left to distribute to the parties of the Joint Venture or shareholders of the Company. If the business of the Joint Venture is discontinued, the Company will become a "shell company" after the expiration of the Joint Venture's business license in December 2007. After becoming a shell company, the Company will likely seek to enter into a business combination with one or more yet to be identified privately held businesses.

     In view of the above-mentioned plan, COL International's ability to continue as a going concern is dependent upon several factors, including, but not limited to, continued financial support by the majority stockholder, the realization of assets and liquidation of liabilities that would not result in a substantial deficit, the successfulness of a possible business combination and whether the post-combination business would be able to achieve and maintain profitable operations and to raise additional capital. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     COL International is confident that its majority stockholder, Honview International Limited, will continue to provide funding during the forthcoming year.

     The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements have been prepared on the same basis as the annual financial statements. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2007, which was filed on September 28, 2007 and subsequently amended on October 2, 2007. In the opinion of the directors, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2007 and the results of its operations and cash flows for the three-month period then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

                       COL CHINA ONLINE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS

     The amounts included in the financial statements are presented in Renminbi ("Rmb"), which is COL International's functional currency, because COL International's operations are primarily located in the PRC. For illustrative purposes, the condensed consolidated balance sheet as at September 30, 2007 and condensed consolidated statement of operations for the three months ended September 30, 2007 and condensed consolidated statement of cash flows for the three months ended September 30, 2007 have been translated into US dollars at approximately 7.51756 Rmb to the dollar, which was the exchange rate at September 30, 2007.

3.   Recently Issued Accounting Standards

     There are no new accounting pronouncements for which adoption is expected to have a material effect on the Company's condensed consolidated financial statements.

4.   Comprehensive Income

     The Company accounts for comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined therein, refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. Other comprehensive income for the three months ended September 30, 2007, represented the unrealized gain on translation of Unites States dollar advances from the majority stockholder, Honview International Limited, from US$ to Rmb on consolidation.

5.   Net Loss Per Share

     Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of common stock outstanding.

     Pursuant to the Company's 2000 Stock Option Plan, options may be granted to purchase an aggregate of 4,000,000 shares of common stock to key employees and other persons who have or are contributing to the Company's success. As of September 30, 2007, no options had been granted under the 2000 plan.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This document contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. When used in this document, the words "expects", "anticipates", "intends" and "plans" and similar expressions are intended to identify certain of these forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed in this document. Factors that could cause or contribute to such difference include those discussed below and in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2007.

Overview

COL China Online International, Inc. (the "Company" or "COL International") was formed for the purpose of acquiring and conducting the engineering services and the internet related business of Migration Development Limited, a British Virgin Islands company ("Migration"), and raising equity capital to be utilized in the business of Migration. Migration holds a 90% equity interest in Shenzhen Knowledge & Communication Co. Ltd, which is a Sino-foreign equity joint venture (the "Joint Venture") in the People's Republic of China ("PRC").

Going concern - The ability of the Company to continue operations as a going concern is dependent upon the continuing support from Honview International Limited ("Honview"), a former shareholder of Migration, which is now a majority stockholder of the Company, until such time as, when or if, the combined entity of the Company and Migration achieve profitable operations and/or additional funds are raised in future private and public offerings.

Plan of Operations - Because the Company's past business model was not successful, the Company developed a new business model in late 2003. Since this time, the Company has focused on the business of providing internet and telecommunication convergence solutions to its customers. However, after the end of the 2007 fiscal year, the Company's Board of Directors decided to consider discontinuing the Company's current operations upon expiration of the business license of the Joint Venture on December 10, 2007. The majority of business activities have been suspended effective July 2007. The Company has hired an accounting firm in the PRC to handle any necessary procedures relating to the winding up of the Joint Venture, which management expects will take a minimum of three months to complete. The Company intends to use any amounts collected from its accounts receivable and deposits paid to pay any outstanding liabilities or accounts payable, and does not expect that there will be any assets left to distribute to the parties of the Joint Venture or shareholders of the Company.

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

Results of Operations

Revenues for the three months ended September 30, 2007 was the services commission revenues from telecommunication of Rmb9,646(US$1,283) compared to services commission revenues from telecommunication of Rmb445,919 for the three months ended September 30, 2006. The decrease is due to keen competition and no renewal of customers contracts upon completion.

At the same time, marketing fee revenues derived from sales of the Company's trade data products on a revenue basis with Commonwealth Business Media, Inc. decreased from Rmb233,330 for the three months ended September 30, 2006 to Rmb Nil for the three months ended September 30, 2007 due to keen competition and piracy of trade data products in the market.

General and administrative costs include salaries, rent, travel and other overhead costs. For the three months ended September 30, 2007 and 2006, general and administrative costs totaled Rmb350,113 (US$46,573) and Rmb1,346,701, respectively, due to the suspension of operations in the Joint Venture.

There is no amortization and depreciation expense for the three months ended September 30, 2007 as all the property, office space and equipment had been fully impaired as of June 30, 2007 compared to amortization and depreciation expenses for the three months ended September 30, 2006 amounting to Rmb21,024.

The Company has not recognized any future tax benefits resulting from its operating losses due to the uncertainty of future realization. No share of loss has been absorbed by the minority shareholder for the three months ended September 30, 2007 and 2006 as its initial capital contribution was fully absorbed.

The above has resulted in net losses of Rmb340,442 (US$45,287) and Rmb544,505 for the three months ended September 30, 2007 and 2006, respectively. The Company expects to continue to incur losses.

The Company has recorded other comprehensive income of Rmb228,023 (US$30,332) and Rmb Nil for the three months ended September 30, 2007 and 2006, respectively, directly in the stockholder's equity. This comprehensive income is resulted from the unrealized gain on translation of United States dollar advances from the majority stockholder, Honview International Limited, from US$ to Rmb on consolidation. The significant increase in comprehensive income is resulted from the appreciation of Rmb during the period.

Liquidity and Capital Resources

As of September 30, 2007 and June 30, 2007, the Company had a negative working capital of Rmb391,554 (US$52,085) and Rmb301,627, respectively. As of September 30, 2007, advances from the majority stockholder totaled Rmb80,151,844 (US$10,661,949) compared to advance from the majority stockholder of Rmb80,129,352 as of June 30, 2007. The Company's management is confident that the majority stockholder will continue to provide financial support to the Company.

Cash used in operating activities for the three months ended September 30, 2007 was Rmb380,733 (US$50,646) as compared with Rmb694,423 for the three months ended September 30, 2006. The cash used in operations was to fund operating losses of Rmb340,442 (US$45,287) and Rmb544,505, generally offset by non-cash expenses related to amortization and depreciation of Rmb Nil and Rmb21,024 for the three months ended September 30, 2007 and 2006, respectively.

Cash flows from financing activities have generally come from advances by the majority stockholder of the Company. During the three months ended September 30, 2007 and 2006, the majority stockholder has advanced Rmb243,345 (US$32,371) and Rmb700,630, respectively.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S., or GAAP, requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting period. Actual results could differ from those estimates.

The critical accounting policies and use of estimates are discussed in and should be read in conjunction with the annual consolidated financial statements and notes included in the latest Annual Report on Form 10-KSB, as filed with the SEC, which includes audited consolidated financial statements for the two fiscal years ended June 30, 2007.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements.

Item 3. Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with participation of the Company's management, including the Company's Chief Executive Officer and Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-14 (c) under the Securities Exchange Act of
1934). Based on his evaluation, as of September 30, 2007, the Company's Chief Executive Officer and Principal Financial Officer has concluded that disclosure controls and procedures are, to the best of his knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of his evaluation, there were not significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                                            COL CHINA ONLINE INTERNATIONAL INC.

Date: November 14, 2007                     By: /s/ Chi Keung Wong
                                                --------------------------------
                                                Chi Keung Wong
                                                Chief Executive Officer and
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