Form 10QSB
period 2007-12-31
COL CHINA ONLINE INTERNATIONAL INC
filed 2008-02-15
CIK 1114274

--------------------------------------------------------------------------------
--------------------------------------------------------------------------------

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                 ---------------
                                  FORM 10 - QSB
                                 ---------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2007.

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

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

As of February 11, 2007, the registrant had outstanding 50,155,000 shares of its common stock, par value $.001.

Transitional Small Business Disclosure Format (Check One):  YES [  ] NO [X]

                       COL China Online International Inc.

                              REPORT ON FORM 10-QSB

                     For the Period Ended December 31, 2007

                                Table of Contents

                                                                       Page No.

PART I.  FINANCIAL INFORMATION

Item 1            Financial Statements:
                  Condensed Consolidated Balance Sheets as of
                    December 31, 2007 (unaudited) and June 30, 2007         2
                  Condensed Consolidated Statements of Operations
                    for the three months ended December 31, 2007            3
                    and 2006 (unaudited)
                  Condensed Consolidated Statements of Operations
                    for the six months ended December 31, 2007
                    and 2006 (unaudited)                                    4
                  Condensed Consolidated Statements of Cash Flows
                    for the six months ended December 31, 2007
                    and 2006 (unaudited)                                    5
                  Notes to Condensed Consolidated Financial Statements      6
Item 2            Management's Discussion and Analysis of
                    Financial Condition and Results of Operations           9
Item 3            Controls and Procedures                                  12

PART II.  OTHER INFORMATION

Item 1            Legal Proceedings                                        12
Item 2            Unregistered Sales of Equity Securities
                     and Use of Proceeds                                   12
Item 3            Defaults Upon Senior Securities                          12
Item 4            Submissions of Matters to a Vote of Security Holders     13
Item 5            Other Information                                        13
Item 6            Exhibits                                                 13

Signature Page                                                             14
Exhibit 31.1 Certification
Exhibit 32.1 Certification



                                                   PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                                 COL CHINA ONLINE INTERNATIONAL INC.
                                               CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                               DECEMBER 31, 2007
                                                                               (unaudited)               JUNE 30, 2007
                                                                  -----------------------------------    --------------
                                                                             (US$)             (Rmb)              (Rmb)
                                                                    (Illustrative
ASSETS                                                                      only)
------
CURRENT ASSETS:
    Cash                                                                   18,002            131,672            190,579
    Accounts receivable, net of an allowance for
         doubtful accounts                                                   --                 --               19,757
     Deposits and other receivables                                         6,099             44,608            432,046
                                                                      -----------        -----------        -----------

             Total current assets                                          24,101            176,280            642,382

PROPERTY, OFFICE SPACE AND EQUIPMENT, net of accumulated
    depreciation and impairment of Rmb10,673,752
    (US$1,459,339) and Rmb1,862,370 (US$254,627) respectively                --                 --                 --
                                                                      -----------        -----------        -----------

TOTAL ASSETS                                                               24,101            176,280            642,382
                                                                      ===========        ===========        ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                  24,733            180,896            718,341
    Business tax payable                                                     --                 --              225,668
                                                                      -----------        -----------        -----------

             Total current liabilities                                     24,733            180,896            944,009
                                                                      -----------        -----------        -----------

NON-CURRENT LIABILITIES:
    Payable to majority stockholder                                    10,963,086         80,185,108         80,129,352

                                                                      -----------        -----------        -----------

             Total non-current liabilities                             10,963,086         80,185,108         80,129,352
                                                                      -----------        -----------        -----------

STOCKHOLDERS' DEFICIENCY:
    Common stock, US$0.001 par value, 100,000,000 shares
         authorized and 50,155,000 shares issued, outstanding              50,155            408,864            408,864
    Additional paid-in capital                                            146,507          1,214,118          1,214,118
    Accumulated deficit                                               (10,980,874)       (83,708,450)       (83,282,716)
    Other comprehensive income                                           (179,506)         1,895,744          1,228,755
                                                                      -----------        -----------        -----------

             Total stockholders' deficiency                           (10,963,718)       (80,189,724)       (80,430,979)
                                                                      -----------        -----------        -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                             24,101            176,280            642,382
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




                                                      COL CHINA ONLINE INTERNATIONAL INC.
                                       CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                                FOR THE THREE MONTHS ENDED
                                                                              ------------------------------------------------------
                                                                                                                        DECEMBER 31,
                                                                                       DECEMBER 31, 2007                    2006
                                                                              --------------------------------          ------------

                                                                                       (US$)              (Rmb)                (Rmb)
                                                                              (Illustrative
                                                              Note                    only)
CONTINUING OPERATIONS
     General and administrative expenses                                          (36,532)            (267,196)            (398,434)
                                                                              -----------          -----------          -----------

LOSS FROM CONTINUING OPERATIONS                                                   (36,532)            (267,196)            (398,434)
                                                                              -----------          -----------          -----------

DISCONTINUED OPERATIONS                                         4
Net revenues:
     Telecommunication                                                               --                   --              1,176,122
     Marketing fee - PIERS                                                           --                   --                 92,206
                                                                              -----------          -----------          -----------

         Total revenues                                                              --                   --              1,268,328
                                                                              -----------          -----------          -----------

Cost of Sales
     Telecommunication                                                               --                   --               (841,038)
     Marketing fee - PIERS                                                           --                   --                 (1,478)
                                                                              -----------          -----------          -----------

         Total cost of sales                                                         --                   --               (842,516)
                                                                              -----------          -----------          -----------

Gross margin                                                                         --                   --                425,812
                                                                              -----------          -----------          -----------

Operating expenses:
    General and administrative expenses                                            (7,515)             (54,965)            (869,985)
    Amortization and depreciation                                                    --                   --                (21,024)
                                                                              -----------          -----------          -----------

         Total operating expenses                                                  (7,515)             (54,965)            (891,009)
                                                                              -----------          -----------          -----------

Operating loss                                                                     (7,515)             (54,965)            (465,197)

    Rental income                                                                    --                   --                262,500
    Other income                                                                   32,385              236,870                  661
                                                                              -----------          -----------          -----------

PROFIT (LOSS) FROM DISCONTINUED OPERATIONS                                         24,870              181,905             (202,036)
                                                                              -----------          -----------          -----------

LOSS BEFORE MINORITY INTEREST                                                     (11,662)             (85,291)            (600,470)

Minority interest                                                                    --                   --                   --
                                                                              -----------          -----------          -----------

NET LOSS                                                                          (11,662)             (85,291)            (600,470)

Other comprehensive income                                                         60,860              438,966                 --
                                                                              -----------          -----------          -----------

COMPREHENSIVE PROFIT (LOSS)                                                        49,198              353,675             (600,470)
                                                                              ===========          ===========          ===========

Basic And Fully Diluted Earnings (Loss) Per Share
Loss from continuing operations                                                   (0.0007)             (0.0053)             (0.0079)
                                                                              ===========          ===========          ===========
Profit from discontinued operations                                                0.0005               0.0036               0.0040

                                                                              ===========          ===========          ===========

Weighted Average Number Of Common Stock                                        50,155,000           50,155,000           50,155,000
                                                                              ===========          ===========          ===========





                                                                                                FOR THE SIX MONTHS ENDED
                                                                              ------------------------------------------------------
                                                                                                                        DECEMBER 31,
                                                                                       DECEMBER 31, 2007                    2006
                                                                              --------------------------------          ------------

                                                                                     (US$)                (Rmb)                (Rmb)
                                                                             (Illustrative
                                                               Note                  only)
CONTINUING OPERATIONS
     General and administrative expenses                                          (66,946)            (495,838)            (723,453)
                                                                              -----------          -----------          -----------

LOSS FROM CONTINUED OPERATIONS                                                    (66,946)            (495,838)            (723,453)

DISCONTINUED OPERATIONS                                          4
Net revenues:
     Telecommunication                                                              1,283                9,646            1,622,041
     Marketing fee - PIERS                                                           --                   --                325,536
                                                                              -----------          -----------          -----------

         Total revenues                                                             1,283                9,646            1,947,577
                                                                              -----------          -----------          -----------

Cost of Sales:
     Telecommunication                                                               --                   --               (951,387)
     Marketing fee - PIERS                                                           --                   --                (10,070)
                                                                              -----------          -----------          -----------

Total cost of sales                                                                  --                   --               (961,457)
                                                                              -----------          -----------          -----------

Gross margin                                                                        1,283                9,646              986,120
                                                                              -----------          -----------          -----------

Operating expenses:
    General and administrative expenses                                           (23,674)            (176,436)          (1,891,667)
    Amortization and depreciation                                                    --                   --                (42,048)
                                                                              -----------          -----------          -----------

         Total operating expenses                                                 (23,674)            (176,436)          (1,933,715)
                                                                              -----------          -----------          -----------

Operating loss                                                                    (22,391)            (166,790)            (947,595)

    Rental income                                                                    --                   --                525,000
    Other income                                                                   32,388              236,894                1,072
                                                                              -----------          -----------          -----------

PROFIT (LOSS) FROM DISCONTINUED OPERATIONS                                          9,997               70,104             (421,523)
                                                                              -----------          -----------          -----------

Loss Before Minority Interest                                                     (56,949)            (425,734)          (1,144,976)

Minority interest                                                                    --                   --                   --
                                                                              -----------          -----------          -----------

NET LOSS                                                                          (56,949)            (425,734)          (1,144,976)

Other comprehensive income                                                         91,192              666,989                 --
                                                                              -----------          -----------          -----------

COMPREHENSIVE PROFIT (LOSS)                                                        34,243              241,255           (1,144,976)
                                                                              ===========          ===========          ===========

Basic And Fully Diluted Earnings (Loss) Per Share
Loss from continuing operations                                                   (0.0013)             (0.0099)             (0.0144)
                                                                              ===========          ===========          ===========
Profit (Loss) from discontinued operations                                         0.0002               0.0014              (0.0084)
                                                                              ===========          ===========          ===========

Weighted Average Number Of Common Stock                                        50,155,000           50,155,000           50,155,000
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





                                               COL CHINA ONLINE INTERNATIONAL INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                                  FOR THE SIX MONTHS ENDED
                                                                ----------------------------------------------------
                                                                                                           DECEMBER
                                                                         DECEMBER 31, 2007                 31, 2006
                                                                --------------------------------         -----------
                                                                       (US$)               (Rmb)               (Rmb)
                                                              (Illustrative
                                                                      only)

CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                          (56,949)           (425,734)         (1,144,976)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
     Amortization and depreciation                                     --                  --                42,048
      Write back of provision for staff welfare                      (1,641)            (12,000)               --
      Write back of provision for taxation                          (30,136)           (220,418)               --
     Change in operating assets and liabilities:
       (Increase) Decrease in:
       Accounts receivable                                            2,701              19,757             (15,607)
       Other assets                                                  52,971             387,438              14,723
       (Decrease) Increase in:
       Accounts payable and accrued expenses                        (71,840)           (525,445)           (270,587)
       Business tax payable                                            (718)             (5,250)            (39,134)
              Exchange difference                                      (782)             (5,727)               --
                                                                 ----------          ----------          ----------

     Net cash used in operating activities                         (106,394)           (787,379)         (1,413,533)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Other loan repayment                                                 --                  --              (150,000)
  Advances from majority stockholder                                 98,495             729,605           1,593,571
                                                                 ----------          ----------          ----------

     Net cash provided by financing activities                       98,495             729,605           1,443,571
                                                                 ----------          ----------          ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                                (155)             (1,133)              1,585
                                                                 ----------          ----------          ----------

NET (DECREASE) INCREASE IN CASH                                      (8,054)            (58,907)             31,623

CASH, beginning of period                                            26,056             190,579             200,238
                                                                 ----------          ----------          ----------

CASH, end of period                                                  18,002             131,672             231,861
                                                                 ==========          ==========          ==========


                                     See accompanying notes to these consolidated financial statements.

                                                                      5

                       COL CHINA ONLINE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.        Company Organization and Operations
          -----------------------------------

          Nature of Operations - COL China Online International Inc. ("COL International" or the "Company") was incorporated as a Delaware corporation on February 22, 2000, for the purpose of acquiring and conducting the engineering services and the internet related business of Migration Developments Limited, a British Virgin Islands company ("Migration"), and raising equity capital to be utilized in the business of Migration. Migration holds a 90% equity interest in Shenzhen Knowledge & Communication Co. Ltd. which is a Sino-foreign equity joint venture (the "Joint Venture") in the People's Republic of China ("PRC"). Beginning in approximately January 2004, the Company focused its business on internet and telecommunication convergence solutions and customer-specific solutions for the retail industry until November 23, 2007 when its board of directors resolved to cease the operations of such business due to the expiration of the Joint Venture's business license on December 10, 2007. Such business was the only business that the Company operated in the last two fiscal years. The Company has been in an inactive or non-operating status since November 23, 2007 and currently remained as a shell company with its only activities of incurring and seeking a merger candidate.

2.        Basis of Presentation
          ---------------------

          The accompanying consolidated financial statements have been prepared assuming COL International will continue operating as a going concern. In view of the above-mentioned discontinued operation, COL International's ability to continue as a going concern is dependent upon several factors, including, but not limited to, continued financial support by the majority stockholder, the realization of assets and liquidation of liabilities that would not result in a substantial deficit, the successfulness of a possible business combination and whether the post-combination business would be able to achieve and maintain profitable operations and to raise additional capital. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

          COL International is confident that its majority stockholder, Honview International Limited, will continue to provide funding during the forthcoming year.

          The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements have been prepared on the same basis as the annual financial statements. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2007, which was filed on September 28, 2007 and subsequently amended on October 2, 2007. In the opinion of the directors, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company as of December 31, 2007 and the results of its operations and cash flows for the three-month and six-month period then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

          The amounts included in the financial statements are presented in Renminbi ("Rmb"), which is COL International's functional currency, because COL International's operations are primarily located in the PRC. For illustrative purposes, the condensed consolidated balance

                       COL CHINA ONLINE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


          sheet as at December 31, 2007 and condensed consolidated statement of operations for the three months and six months ended December 31, 2007 and condensed consolidated statement of cash flows for the six months ended December 31, 2007 have been translated into US dollars at approximately 7.3141 Rmb to the dollar, which was the exchange rate at December 31, 2007.

3.        Recently Issued Accounting Standards
          ------------------------------------

          In September 2006, the FASB issued FAS No. 157, Fair Value Measurements ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of this Statement is not expected to have a material effect on the Company's Consolidated Financial Statements. In February 2007, the Financial Accounting Standards Board ("FASB") issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("FAS 159"), which gives entities the option to measure eligible financial assets, and financial liabilities at fair value under other instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company's first fiscal year after November 15, 2007. The Company is currently evaluating the impact of adopting this Statement.

4.        Discontinued Operations
          -----------------------

          On November 23, 2007, the board of directors has resolved to cease the operation of the only business of the Company upon the expiration of the Joint Venture's business license on December 10, 2007.

          The Company reported such cessation as discontinued operations during the period and the unaudited financial results of the discontinued operations for the corresponding period ended December 31, 2006 in the accompanying condensed consolidated financial statements have been restated, on the same basis accordingly, in accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

5.        Comprehensive Income
          --------------------

          The Company accounts for comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined therein, refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. Other comprehensive income for the three months and six months ended December 31, 2007, respectively, represented the unrealized gain on translation of United States dollar advances from the majority stockholder, Honview International Limited, from US$ to Rmb on consolidation.

6.        Earnings (Loss) Per Share
          -------------------------

          Basic and diluted net (loss) earnings per share is computed by dividing (loss) profit for continuing and discontinued operations, respectively, by the weighted average number of common stock outstanding.

                       COL CHINA ONLINE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


          Pursuant to the Company's 2000 Stock Option Plan, options may be granted to purchase an aggregate of 4,000,000 shares of common stock to key employees and other persons who have or are contributing to the Company's success. As of December 31, 2007, no options had been granted under the 2000 plan.

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

Overview
--------

         COL China Online International, Inc. (the "Company" or "COL International") was formed for the purpose of acquiring and conducting the engineering services and the internet related business of Migration Development Limited, a British Virgin Islands company ("Migration"), and raising equity capital to be utilized in the business of Migration. Migration holds a 90% equity interest in Shenzhen Knowledge & Communication Co. Ltd., which is a Sino-foreign equity joint venture (the "Joint Venture") in the People's Republic of China ("PRC").

         Going concern - The ability of the Company to continue operations as a going concern is dependent upon the continuing support from Honview International Limited ("Honview"), a former shareholder of Migration, which is now a majority stockholder of the Company, until such time as, when or if, the combined entity of the Company and Migration achieve profitable operations, additional funds are raised in future private and public offerings or the Company is party to a business combination due to the termination of its operations, as described below.

         Termination of Operations - The Company has focused on the business of providing internet and telecommunication convergence solutions to its customers up to the end of 2007 fiscal year. Substantially all of the Company's business activities have been suspended effectively in 2007. On November 23, 2007, the Board of Directors decided to cease the Company's primary operations due to the expiration of the Joint Venture's business license on December 10, 2007. The Company intends to use any amounts collected from its deposits paid and cash on hand to pay any outstanding liabilities or accounts payable, and expects that the remaining liabilities will be undertaken by Honview. The Company does not expect any assets to remain outstanding or to be available for distribution to the parties of the Joint Venture or shareholders of the Company.

         In connection with the termination of substantially all of the Company's operations on November 23, 2007, the Company effectively became a "shell company". Under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), a "shell company" is defined as a company that has
(1) no or nominal operations; and (2) either: (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets. Because the Company is now effectively a shell company under the Exchange Act, it is currently seeking to enter into a business combination with one or more yet to be identified privately held businesses. The Board of Directors believes that the Company will be attractive to privately held companies interested in becoming publicly traded by means of a business combination with the Company, without offering their own securities to the public. The Board of Directors does not expect to restrict its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business. The Company's discretion is, as a practical matter, unlimited in the selection of a combination candidate.

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

Results of Operations

          Three Months Ended December 31, 2007 compared to Three Months Ended December 31, 2006

          General and administrative expenses for continuing operations included salaries, professional fees and other expenses. For the three months ended December 31, 2007 and 2006, general and administrative expenses decreased to Rmb267,196 (US$36,532) from Rmb398,434, respectively, due to the downsizing of operations in the second quarter of 2007 and the subsequent reduction of manpower and professional fees.

         The Company had no revenues for the three months ended December 31, 2007 compared to services commission revenues from telecommunication of Rmb1,176,122 and marketing fee of RMB92,206 for the three months ended December 31, 2006. All revenues during fiscal 2006 were from discontinued operations. The decrease was due to the Company's cessation of business upon expiration of the Joint Venture's business license in December 2007.

         Other income from discontinued operations included mostly the write back of provision for staff welfare and taxation. For the three months ended December 31, 2007 and 2006, other income was Rmb236,870 (US$32,385) and Rmb 661, respectively.

         Operating expenses for discontinued operations included rent, amortization and depreciation, salaries and other expenses. For the three months ended December 31, 2007 and 2006, general and administrative expenses decreased to Rmb54,965 (US$7,515) from Rmb869,985, respectively, primarily due to the Company's cessation of operations in December 2007 and the corresponding reduction in manpower and rental payments. There was no amortization and depreciation expense for the three months ended December 31, 2007 as all the property, office space and equipment had been fully depreciated and impaired as of June 30, 2007, compared to amortization and depreciation expenses for the three months ended December 31, 2006 amounting to Rmb21,024.

         The Company has not recognized any future tax benefits resulting from its operating losses due to the uncertainty of future realization. No share of loss has been absorbed by the minority shareholder of the Joint Venture for the three months ended December 31, 2007 and 2006 as its initial capital contribution was fully absorbed.

         The foregoing revenues and expenses have resulted in net losses of Rmb85,291 (US$11,662)and Rmb600,470 for the three months ended December 31, 2007 and 2006, respectively. The Company expects to continue to incur non-operating expenses as a shell company.

         The Company has recorded other comprehensive income of Rmb438,966 (US$60,860) and Rmb Nil for the three months ended December 31, 2007 and 2006, respectively, directly in the stockholder's equity. This comprehensive income is the result of an unrealized gain on translation of United States dollar advances from the majority stockholder, Honview International Limited, from US$ to Rmb on consolidation. The significant increase in comprehensive income is due to the appreciation of Rmb over the US$ during the period.

          Six Months Ended December 31, 2007 compared to Six Months Ended December 31, 2006

         General and administrative expenses for continuing operations included salaries, professional fees and other expenses. For the six months ended December 31, 2007 and 2006, general and administrative expenses decreased to Rmb495,838 (US$66,946) from Rmb723,453, respectively, due to the downsizing of operations in the second quarter of 2007 and the subsequent reduction of manpower and professional fees.

         Revenues for the six months ended December 31, 2007 included services commission revenues from telecommunication of Rmb9,646 (US$1,283) compared to services commission revenues from telecommunication of Rmb1,622,041. At the same time, marketing fee revenues were Rmb Nil and Rmb325,536 for the six-month period ended December 31, 2007 and 2006, respectively. The decrease was due to the Company's cessation of business upon expiration of the Joint Venture's business license in December 2007.

         Other income from discontinued operations included mostly the write back of provision for staff welfare and taxation. For the six months ended December 31, 2007 and 2006, other income was Rmb236,894 (US$32,388) and Rmb 1,072, respectively.

         Operating expenses for discontinued operations include rent, amortization and depreciation, salaries and other expenses. For the six months ended December 31, 2007 and 2006, general and administrative expenses decreased to Rmb176,436 (US$23,674) from Rmb1,891,667, respectively, due to the Company's termination of operations in the Joint venture and corresponding reduction in manpower, audit fees and building management fees during fiscal 2007. There was no amortization and depreciation expense for the six months ended December 31, 2007 as all the property, office space and equipment had been fully depreciated and impaired as of June 30, 2007, compared to amortization and depreciation expenses for the six months ended December 31, 2006 amounting to Rmb42,048.

         The Company has not recognized any future tax benefits resulting from its operating losses due to the uncertainty of future realization. No share of loss has been absorbed by the minority shareholder of the Joint Venture for the six months ended December 31, 2007 and 2006 as its initial capital contribution was fully absorbed.

         The foregoing revenues and expenses have resulted in net losses of Rmb425,734 (US$56,949) and Rmb1,144,976 for the six months ended December 31, 2007 and 2006, respectively. The Company expects to continue to incur non-operating expenses as a shell company.

         The Company has recorded other comprehensive income of Rmb666,989 (US$91,192) and Rmb Nil for the six months ended December 31, 2007 and 2006, respectively, directly into stockholder's equity. This comprehensive income is the result of an unrealized gain on translation of United States dollar advances from the majority stockholder, Honview International Limited, from US$ to Rmb on consolidation. The significant increase in comprehensive income is due to the appreciation of Rmb over the US$ during the period.

Liquidity and Capital Resources

         As of December 31, 2007 and June 30, 2007, the Company had a negative working capital of Rmb4,616 (US$632) and Rmb301,627, respectively. As of December 31, 2007, advances from the majority stockholder totaled Rmb80,185,108 (US$10,963,086) compared to advance from the majority stockholder of Rmb80,129,352 as of June 30, 2007. The Company's management is confident that the majority stockholder will continue to provide financial support to the Company.

         Cash used in operating activities for the six months ended December 31, 2007 was Rmb787,379(US$106,394) as compared with Rmb1,413,533 for the six months ended December 31, 2006. The cash used in operations was to fund operating losses of Rmb425,734 (US$56,949) and Rmb1,144,976 for the six months ended December 31, 2007 and 2006, respectively, generally offset by non-cash expenses related to amortization and depreciation, but compensated by the write back of provision for staff welfare and taxation.

         Cash flows from financing activities have generally come from advances by the majority stockholder of the Company. During the six months ended December 31, 2007 and 2006, the majority stockholder has advanced Rmb729,605 (US$98,495) and Rmb1,593,571, respectively.

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

Item 3   Controls and Procedures

         Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with participation of the Company's management, including the Company's Chief Executive Officer and Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-14 (c) under the Securities Exchange Act of 1934). Based on his evaluation, as of December 31, 2007, the Company's Chief Executive Officer and Principal Financial Officer have concluded that disclosure controls and procedures are, to the best of his knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of his evaluation, there were not significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

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

                                             COL CHINA ONLINE INTERNATIONAL INC.

Date:     February 15, 2008                  By:  /s/ Chi Keung Wong
                                                  -----------------------------
                                                  Chi Keung Wong
                                                  Chief Executive Officer
                                                  and Chief Financial Officer
                                                  (Principal Accounting Officer)

                                  EXHIBIT INDEX

Exhibit No.        Description
-----------        -----------

2.1 Stock Exchange Agreement between and among Migration Developments Limited, the Company and the shareholders of Migration Developments Limited dated June 8, 2000 (1)

3.1 Certificate Of Incorporation filed with the Delaware Secretary Of State effective as of February 22,2000 (1)

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

(2) Incorporated by reference from the Company's Amendment No.3 to Form SB-2 Registration Statement dated January 17, 2001 (File No. 333-39208)

(3)      Translated into English from Chinese