Form 10QSB
period 2008-03-31
COL CHINA ONLINE INTERNATIONAL INC
filed 2008-05-15
CIK 1114274

================================================================================


                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549
                                ----------------

                                  FORM 10 - QSB

                                ----------------

         (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2008.

         OR

         [  ]     TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE
                  SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD

                  --------.

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

As of May 14, 2008, the registrant had outstanding 50,155,000 shares of its common stock, par value $.001.

Transitional Small Business Disclosure Format (Check One):  YES [  ] NO [X]

                       COL China Online International Inc.

                              REPORT ON FORM 10-QSB

                       For the Period Ended March 31, 2008

                                Table of Contents

                                                                       Page No.

PART I.  FINANCIAL INFORMATION

Item 1   Financial Statements:
         Condensed Consolidated Balance Sheets as of March 31, 2008
           (unaudited) and June 30, 2007                                   3
         Condensed Consolidated Statements of Operations for
           the three months ended March 31,
           2008 and 2007 (unaudited)                                       4
         Condensed Consolidated Statements of Operations for
           the nine months ended March 31,
           2008 and 2007 (unaudited)                                       5
         Condensed Consolidated Statements of Cash Flows for
           the nine months ended March 31,
           2008 and 2007 (unaudited)                                       6
         Notes to Condensed Consolidated Financial Statements              7
Item 2   Management's Discussion and Analysis or Plan of Operation        10
Item 3   Controls and Procedures                                          13

PART II.  OTHER INFORMATION

Item 1   Legal Proceedings                                                14
Item 2   Unregistered Sales of Equity Securities and Use of Proceeds      14
Item 3   Defaults Upon Senior Securities                                  14
Item 4   Submissions of Matters to a Vote of Security Holders             14
Item 5   Other Information                                                14
Item 6   Exhibits                                                         14

Signature Page                                                            15
Exhibit 31.1 Certification
Exhibit 32.1 Certification


                                                    PART I FINANCIAL INFORMATION

Item 1.   Financial Statements.

                                                 COL CHINA ONLINE INTERNATIONAL INC.
                                                CONDENSED CONSOLIDATED BALANCE SHEETS


                                                           Note       MARCH 31, 2008 (unaudited)           JUNE 30, 2007
                                                                  ----------------------------------       -------------
                                                                          (US$)                (Rmb)                (Rmb)
                                                                  Illustrative
ASSETS                                                                    only)
------
CURRENT ASSETS:
    Cash                                                                  7,769              54,553             190,579
    Accounts receivable, net of allowance of Rmb Nil                       --                  --                19,757
     Deposits and other receivables                                       4,929              34,608             432,046
                                                                    -----------         -----------         -----------

             Total current assets                                        12,698              89,161             642,382

PROPERTY, OFFICE SPACE AND EQUIPMENT, net of
    accumulated depreciation and impairment of
    Rmb10,673,752 (US$1,520,044) and Rmb1,862,370
    (US$265,219) respectively                                              --                  --                  --
                                                                    -----------         -----------         -----------

TOTAL ASSETS                                                             12,698              89,161             642,382
                                                                    ===========         ===========         ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                27,802             195,227             718,341
    Business tax payable                                                   --                  --               225,668
                                                                    -----------         -----------         -----------

             Total current liabilities                                   27,802             195,227             944,009
                                                                    -----------         -----------         -----------

NON-CURRENT LIABILITIES:
    Payable to majority stockholder                          7       11,351,293          79,708,780          80,129,352
                                                                    -----------         -----------         -----------

             Total non-current liabilities                           11,351,293          79,708,780          80,129,352
                                                                    -----------         -----------         -----------

STOCKHOLDERS' DEFICIENCY:
    Common stock, US$0.001 par value, 100,000,000 shares
         authorized and 50,155,000 shares issued,
         outstanding                                                     58,226             408,864             408,864
    Additional paid-in capital                                          172,902           1,214,118           1,214,118
    Accumulated deficit                                             (11,958,766)        (83,974,450)        (83,282,716)
    Other comprehensive income                                          361,241           2,536,622           1,228,755
                                                                    -----------         -----------         -----------

             Total stockholders' deficiency                         (11,366,397)        (79,814,846)        (80,430,979)
                                                                    -----------         -----------         -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                           12,698              89,161             642,382
                                                                    ===========         ===========         ===========


                                 See accompanying notes to these consolidated financial statements
                                                              Page 3




                                               COL CHINA ONLINE INTERNATIONAL INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                  FOR THE THREE MONTHS ENDED
                                                              -------------------------------------------------------------
                                                                            MARCH 31, 2008                   MARCH 31, 2007
                                                              ------------------------------------           -------------
                                                                       (US$)                  (Rmb)                  (Rmb)
                                                              (Illustrative
                                                   Note                only)
CONTINUING OPERATIONS
     General and administrative expenses                            (26,428)              (185,577)              (214,314)
                                                                -----------            -----------            -----------

LOSS FROM CONTINUING OPERATIONS                                     (26,428)              (185,577)              (214,314)
                                                                -----------            -----------            -----------

DISCONTINUED OPERATIONS                             4
Net revenues:
     Telecommunication                                                 --                     --                  233,937
     Marketing fee - PIERS                                             --                     --                  276,173
                                                                -----------            -----------            -----------

         Total revenues                                                --                     --                  510,110
                                                                -----------            -----------            -----------

Cost of Sales:
     Telecommunication                                                 --                     --                  (15,510)
     Marketing fee - PIERS                                             --                     --                  (35,500)
                                                                -----------            -----------            -----------

         Total cost of sales                                           --                     --                  (51,010)
                                                                -----------            -----------            -----------

Gross margin                                                           --                     --                  459,100
                                                                -----------            -----------            -----------

Operating expenses:
    General and administrative expenses                             (11,476)               (80,582)              (763,737)
    Amortization and depreciation                                      --                     --                  (20,922)
                                                                -----------            -----------            -----------

         Total operating expenses                                   (11,476)               (80,582)              (784,659)
                                                                -----------            -----------            -----------

Operating loss                                                      (11,476)               (80,582)              (325,559)

    Rental income                                                      --                     --                  272,477
    Other income                                                         23                    159                    222
                                                                -----------            -----------            -----------

LOSS FROM DISCONTINUED OPERATIONS                                   (11,453)               (80,423)               (52,860)
                                                                -----------            -----------            -----------

LOSS BEFORE MINORITY INTEREST                                       (37,881)              (266,000)              (267,174)

Minority interest                                                      --                     --                     --
                                                                -----------            -----------            -----------

NET LOSS                                                            (37,881)              (266,000)              (267,174)

Other comprehensive income                                           95,061                640,878                156,343
                                                                -----------            -----------            -----------

COMPREHENSIVE INCOME (LOSS)                                          57,180                374,878               (110,831)
                                                                ===========            ===========            ===========

Basic And Fully Diluted Loss Per Share              6
Loss from continuing operations                                     (0.0005)               (0.0037)               (0.0043)
                                                                ===========            ===========            ===========
Loss from discontinued operations                                   (0.0002)               (0.0016)               (0.0011)
                                                                ===========            ===========            ===========

Weighted Average Number Of Common Stock                          50,155,000             50,155,000             50,155,000
                                                                ===========            ===========            ===========


                                       See accompanying notes to these consolidated financial statements



                                              COL CHINA ONLINE INTERNATIONAL INC.
                                 CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS (UNAUDITED)


                                                                                  FOR THE NINE MONTHS ENDED
                                                              -------------------------------------------------------------
                                                                            MARCH 31, 2008                   MARCH 31, 2007
                                                              ------------------------------------           -------------
                                                                       (US$)                  (Rmb)                  (Rmb)
                                                              (Illustrative
                                                   Note                only)
CONTINUING OPERATIONS
     General and administrative expenses                            (93,375)              (681,417)              (937,767)
                                                                -----------            -----------            -----------

LOSS FROM CONTINUING OPERATIONS                                     (93,375)              (681,417)              (937,767)

DISCONTINUED OPERATIONS                             4
Net revenues:
     Telecommunication                                                1,283                  9,646              1,855,978
     Marketing fee - PIERS                                             --                     --                  601,709
                                                                -----------            -----------            -----------

         Total revenues                                               1,283                  9,646              2,457,687
                                                                -----------            -----------            -----------

Cost of Sales:
     Telecommunication                                                 --                     --                 (966,897)
     Marketing fee - PIERS                                             --                     --                  (45,570)
                                                                -----------            -----------            -----------

         Total cost of sales                                           --                     --               (1,012,467)
                                                                -----------            -----------            -----------

Gross margin                                                          1,283                  9,646              1,445,220
                                                                -----------            -----------            -----------

Operating expenses:
    General and administrative expenses                             (35,149)              (257,017)            (2,655,405)
    Amortization and depreciation                                      --                     --                  (62,970)
                                                                -----------            -----------            -----------

         Total operating expenses                                   (35,149)              (257,017)            (2,718,375)
                                                                -----------            -----------            -----------

Operating loss                                                      (33,866)              (247,371)            (1,273,155)

    Rental income                                                      --                     --                  797,477
    Other income                                                     32,411                237,054                  1,294
                                                                -----------            -----------            -----------

LOSS FROM DISCONTINUED OPERATIONS                                    (1,455)               (10,317)              (474,384)
                                                                -----------            -----------            -----------

Loss Before Minority Interest                                       (94,830)              (691,734)            (1,412,151)

Minority interest                                                      --                     --                     --
                                                                -----------            -----------            -----------

NET LOSS                                                            (94,830)              (691,734)            (1,412,151)

Other comprehensive income                                          186,253              1,307,867                528,784
                                                                -----------            -----------            -----------

COMPREHENSIVE INCOME (LOSS)                                          91,423                616,133               (883,367)
                                                                ===========            ===========            ===========

Basic And Fully Diluted Loss Per Share              6
Loss from continuing operations                                     (0.0019)               (0.0136)               (0.0187)
                                                                ===========            ===========            ===========

Loss from discontinued operations                                   (0.0001)               (0.0002)               (0.0095)
                                                                ===========            ===========            ===========
Weighted Average Number Of Common Stock                          50,155,000             50,155,000             50,155,000
                                                                ===========            ===========            ===========


                                        See accompanying notes to these consolidated financial statements



                                               COL CHINA ONLINE INTERNATIONAL INC.
                                CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)


                                                                              FOR THE NINE MONTHS ENDED
                                                             ------------------------------------------------------
                                                                                                           MARCH
                                                                       MARCH 31, 2008                     31, 2007
                                                             ----------------------------------          ----------
                                                                      (US$)               (Rmb)               (Rmb)
                                                             (Illustrative
                                                                      only)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                         (94,830)           (691,734)         (1,412,151)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
     Amortization and depreciation                                    --                  --                62,971
     Write back of provision for staff welfare                      (1,641)            (12,000)               --
      Write back of provision for taxation                         (30,136)           (220,418)               --
     Change in operating assets and liabilities:
       (Increase) Decrease in:
       Accounts receivable                                           2,814              19,757             (57,805)
       Other assets                                                 56,599             397,438              17,527
       (Decrease) Increase in:
       Accounts payable and accrued expenses                       (72,788)           (511,114)           (236,472)
       Business tax payable                                           (748)             (5,250)            (31,708)
              Exchange difference                                   (6,166)            (43,307)               --
                                                                ----------          ----------          ----------

     Net cash used in operating activities                        (146,896)         (1,066,628)         (1,657,638)

CASH FLOWS FROM FINANCING ACTIVITIES:
  Other loan repayment                                                --                  --              (150,000)
  Advances from majority stockholder                               127,842             932,829           1,815,219
                                                                ----------          ----------          ----------

     Net cash provided by financing activities                     127,842             932,829           1,665,219
                                                                ----------          ----------          ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                               (317)             (2,227)                969
                                                                ----------          ----------          ----------

NET (DECREASE) INCREASE IN CASH                                    (19,371)           (136,026)              8,550

CASH, beginning of period                                           27,140             190,579             200,238
                                                                ----------          ----------          ----------

CASH, end of period                                                  7,769              54,553             208,788
                                                                ==========          ==========          ==========


                                    See accompanying notes to these consolidated financial statements
                                                                 Page 6

                       COL CHINA ONLINE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       Company Organization and Operations
         -----------------------------------

         Nature of Operations - COL China Online International Inc. ("COL International" or the "Company") was incorporated as a Delaware corporation on February 22, 2000, for the purpose of acquiring and conducting the engineering services and the internet related business of Migration Developments Limited, a British Virgin Islands company ("Migration") and raising equity capital to be utilized in the business of Migration. Migration held a 90% equity interest in Shenzhen Knowledge & Communication Co. Ltd. which was a Sino-foreign equity joint venture (the "Joint Venture") in the People's Republic of China ("PRC"). Beginning in approximately January 2004, the Company focused its business on internet and telecommunication convergence solutions and customer-specific solutions for the retail industry until November 23, 2007 when its board of directors resolved to cease the operations of such business due to the expiration of the Joint Venture's business license on December 10, 2007. Such business was the only business that the Company operated in the last two fiscal years. The Company has been in an inactive or non-operating status since November 23, 2007 and currently remained as a shell company with its only activities of incurring and seeking a merger candidate.

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

         The unaudited condensed consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements have been prepared on the same basis as the annual financial statements. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-KSB for the year ended June 30, 2007 which was filed on September 28, 2007 and subsequently amended on October 2, 2007. In the opinion of the directors, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2008 and the results of its operations and cash flows for the three-month and nine-month period then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

         The amounts included in the financial statements are presented in Renminbi ("Rmb") which is COL International's functional currency, because COL International's operations are primarily located in the PRC. For illustrative purposes, (i) the condensed consolidated balance sheet as at March 31, 2008 have been translated into US dollars at approximately 7.022 Rmb to the dollar, which was the exchange rate at March 31, 2008; and (ii) condensed consolidated statement of operations for the three months and nine months ended March 31, 2008 and condensed consolidated statement of cash flows for the nine months ended March 31, 2008 have been translated into US dollars at the prevailing exchange rates during the respective quarters.

3.       Recently Issued Accounting Standards
         ------------------------------------

         In September 2006, the Financial Accounting Standards Board ("FASB") issued FAS No. 157, Fair Value Measurements ("FAS 157"). FAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. FAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of this Statement is not expected to have a material effect on the Company's Consolidated Financial Statements.

         In February 2007, the FASB issued FAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("FAS 159"), which gives entities the option to measure eligible financial assets, and financial liabilities at fair value under other instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company's first fiscal year after November 15, 2007. The Company is currently evaluating the impact of adopting this Statement.

         In December 2007, the FASB issued FAS No. 141R, Business Combinations ("FAS 141R") which broadens the guidance of FAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and stipulated that acquisition related costs be expensed rather than included as part of the basis of the acquisition. FAS 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. FAS 141R is effective for all transactions entered into, on or after January 1, 2009. The Company will adopt this Statement if a business merger happens.

         In December 2007, the FASB issued FAS No. 160, Noncontrolling
         Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 ("FAS 160"). FAS 160 requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be identified in the consolidated financial statements. FAS 160 also calls for consistency in the manner of reporting changes in the parent's ownership interest and required fair value measurement of any noncontrolling equity investment retained in a deconsolidation. FAS 160 is effective on January 1, 2009. The adoption of this Statement is not expected to have a material effect on the Company's Consolidated Financial Statements.

         In March 2008, the FASB issued FAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - An Amendment of FAS No. 133 ("FAS 161"). FAS 161 expands the disclosure requirements in FAS 133, regarding an entity's derivative instruments and hedging activities. FAS 161 is effective on January 1, 2009. The adoption of this Statement is not expected to have a material effect on the Company's Consolidated Financial Statements.

4.       Discontinued operations
         -----------------------

         On November 23, 2007, the board of directors has resolved to cease the operations of the only business of the Company upon the expiration of the Joint Venture's business license on December 10, 2007.

         The Company reported such cessation as discontinued operations during the period and the unaudited financial results of the discontinued operations for the corresponding period ended March 31, 2007 in the accompanying condensed consolidated financial statements have been restated, on the same basis accordingly, in accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

5.       Comprehensive Income
         --------------------

         The Company accounts for comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined therein, refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. Other comprehensive income for the three months and nine months ended March 31, 2008, respectively, represented the unrealized gain on translation of United States dollar advances from the majority stockholder, Honview International Limited, from US$ to Rmb on consolidation.

6.       Loss Per Share
         --------------

         Basic and diluted net loss per share is computed by dividing loss for continuing and discontinued operations, respectively, by the weighted average number of common stock outstanding.

         Pursuant to the Company's 2000 Stock Option Plan, options may be granted to purchase an aggregate of 4,000,000 shares of common stock to key employees and other persons who have or are contributing to the Company's success. As of March 31, 2008, no options had been granted under the 2000 plan.

7.       Payable to Majority Stockholder
         -------------------------------

         The amount due is unsecured, interest-free and has no fixed repayment term. The fair value of the advance from majority stockholder, which is interest-free, cannot be estimated reliably due to the relationship between the stockholder and the Company.

Item 2.   Management's Discussion and Analysis or Plan of Operation.

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

Overview
--------

COL China Online International, Inc. (the "Company" or "COL International") was formed for the purpose of acquiring and conducting the engineering services and the internet related business of Migration Development Limited, a British Virgin Islands company ("Migration"), and raising equity capital to be utilized in the business of Migration. Migration held a 90% equity interest in Shenzhen Knowledge & Communication Co. Ltd. which was a Sino-foreign equity joint venture (the "Joint Venture") in the People's Republic of China ("PRC").

Going concern - The ability of the Company to continue operations as a going concern is dependent upon the continuing support from Honview International Limited ("Honview"), a former shareholder of Migration, which is now a majority stockholder of the Company, until such time as, when or if, the combined entity of the Company and Migration achieve profitable operations and/or additional funds are raised in future private and public offerings or the Company is party to a business combination due to the termination of its operations, as described below.

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

In connection with the termination of substantially all of the Company's operations on November 23, 2007, the Company effectively became a "shell company". Under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), a "shell company" is defined as a company that has (1) no or nominal operations; and (2) either: (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets. Because the Company is now effectively a shell company, under the Exchange Act, it is currently seeking to enter into a business combination with one or more yet to be identified privately held businesses. The Board of Directors believes that the Company will be attractive to privately held companies interested in becoming publicly traded by means of a business combination with the Company, without offering their own securities to the public. The Board of Directors does not expect to restrict its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business. The Company's discretion is, as a practical matter, unlimited in the selection of a combination candidate.

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

Results of Operations

Three Months Ended March 31, 2008 compared to Three Months Ended March 31, 2007

General and administrative expenses for continuing operations included salaries, professional fees and other expenses. For the three months ended March 31, 2008 and 2007, general and administrative expenses decreased to Rmb185,577 (US$26,428) from Rmb214,314, respectively, due to the downsizing of operations since the second quarter of 2007.

The Company had no revenues for the three months ended March 31, 2008 compared to services commission revenues from telecommunication of Rmb233,937 and marketing fee of RMB276,173 for the three months ended March 31, 2007. All revenues during fiscal 2007 were from discontinued operations. The decrease was due to the Company's cessation of business upon expiration of the Joint Venture's business license in December 2007.

Rental income from discontinued operations relates to sublease income charged to an unrelated third party for the use of a portion of the office premise. No rental income was charged after the suspension of business since July 2007. For the three months ended March 31, 2008, there was no rental income while it was Rmb272,477 for the three months ended March 31, 2007.

Other income from discontinued operations primarily represented interest income. For the three months ended March 31, 2008 and 2007, interest income was Rmb159 (US$23) and Rmb222 respectively.

Operating expenses for discontinued operations included rent, amortization and depreciation, salaries and other expenses. For the three months ended March 31, 2008 and 2007, general and administrative expenses decreased to Rmb80,582 (US$11,476) from Rmb763,737, respectively, primarily due to the Company's cessation of operations in December 2007 and the corresponding reduction in manpower and rental payments. There was no amortization and depreciation expense for the three months ended March 31, 2008 as all the property, office space and equipment had been fully depreciated and impaired as of June 30, 2007 compared to amortization and depreciation expenses for the three months ended March 31, 2007 amounting to Rmb20,922.

The Company has not recognized any future tax benefits resulting from its operating losses due to the uncertainty of future realization. No share of loss has been absorbed by the minority shareholder of the Joint Venture for the three months ended March 31, 2008 and 2007 as its initial capital contribution was fully absorbed.

The foregoing revenues and expenses have resulted in net losses of Rmb266,000 (US$37,881) and Rmb267,174 for the three months ended March 31, 2008 and 2007, respectively. The Company expects to continue to incur non-operating expenses as a shell company.

The Company has recorded other comprehensive income of Rmb640,878 (US$95,061) and Rmb Nil for the three months ended March 31, 2008 and 2007, respectively, directly into the Stockholders' Deficiency. This comprehensive income is the result of an unrealized gain on translation of United States dollar advances from the majority stockholder, Honview International Limited, from US$ to Rmb on consolidation. The significant increase in comprehensive income is due to the appreciation of Rmb over the US$ during the period.

Nine Months Ended March 31, 2008 compared to Nine Months Ended March 31, 2007

General and administrative expenses for continuing operations included salaries, professional fees and other expenses. For the nine months ended March 31, 2008 and 2007, general and administrative expenses decreased to Rmb681,417(US$93,375) from Rmb937,767, respectively, due to the downsizing of operations since the second quarter of 2007.

Revenues for the nine months ended March 31, 2008 included services commission revenues from telecommunication of Rmb9,646 (US$1,283) compared to services commission revenues from telecommunication of Rmb1,855,978. At the same time, marketing fee revenues were Rmb Nil and RMB601,709 for the nine-month period ended March 31, 2008 and 2007, respectively. The decrease was due to the Company's cessation of business upon expiration of the Joint Venture's business license in December 2007.

Rental income from discontinued operations relates to sublease income charged to an unrelated third party for the use of a portion of the office premise. No rental income was charged after the suspension of business since July 2007. For the nine months ended March 31, 2008, there was no rental income while it was Rmb797,477 for the nine months ended March 31, 2007.

Other income from discontinued operations included mostly the write back of provision for staff welfare and taxation and interest income. For the nine months ended March 31, 2008 and 2007, other income was Rmb237,054 (US$ 32,411) and Rmb1,294 respectively.

Operating expenses for discontinued operations included rent, amortization and depreciation, salaries and other expenses. For the nine months ended March 31, 2008 and 2007, general and administrative expenses decreased to Rmb257,017(US$35,149) from Rmb2,655,405, respectively, due to the Company's termination of operations in the Joint venture and corresponding reduction in manpower, audit fees and building management fees during fiscal 2007. There was no amortization and depreciation expense for the nine months ended March 31, 2008 as all the property, office space and equipment had been fully depreciated and impaired as of June 30, 2007 compared to amortization and depreciation expenses for the nine months ended March 31, 2007 amounting to Rmb62,970.

The Company has not recognized any future tax benefits resulting from its operating losses due to the uncertainty of future realization. No share of loss has been absorbed by the minority shareholder of the Joint Venture for the nine months ended March 31, 2008 and 2007 as its initial capital contribution was fully absorbed.

The foregoing revenues and expenses have resulted in net losses of Rmb691,734 (US$94,830) and Rmb1,412,151 for the nine months ended March 31, 2008 and 2007, respectively. The Company expects to continue to incur non-operating expenses as a shell company.

The Company has recorded other comprehensive income of Rmb1,307,867 (US$186,253) and Rmb Nil for the nine months ended March 31, 2008 and 2007, respectively, directly into the Stockholders' Deficiency. This comprehensive income is the result of an unrealized gain on translation of United States dollar advances from the majority stockholder, Honview International Limited, from US$ to Rmb on consolidation. The significant increase in comprehensive income is due to the appreciation of Rmb over the US$ during the period.

Liquidity and Capital Resources

As of March 31, 2008 and June 30, 2007, the Company had a negative working capital of Rmb106,066 (US$15,104) and Rmb301,627, respectively. As of March 31, 2008, advances from the majority stockholder totaled Rmb79,708,780 (US$11,351,293) compared to advance from the majority stockholder of Rmb80,129,352 as of June 30, 2007. The majority stockholder has committed to provide financial support to the Company.

Cash used in operating activities for the nine months ended March 31, 2008 was Rmb1,066,628 (US$146,896) as compared with Rmb1,657,638 for the nine months ended March 31, 2007. The cash used in operations was to fund operating losses of Rmb691,734 (US$94,830) and Rmb1,412,151 for the nine months ended March 31, 2008 and 2007, respectively, generally offset by receipt of accounts receivable, refund of deposits and settlement of accrued expenses, but further compensated by the write back of provision for staff welfare and taxation.

Cash flows from financing activities have generally come from advances by the majority stockholder of the Company. During the nine months ended March 31, 2008 and 2007, the majority stockholder has advanced Rmb932,829 (US$127,842) and Rmb1,815,219, respectively.

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

The critical accounting policies and use of estimates are discussed in the annual consolidated financial statements and notes included in the latest Annual Report on Form 10-KSB, as filed with the SEC, which includes audited consolidated financial statements for the two fiscal years ended June 30, 2007. These financial statements and the notes thereto should be read in conjunction with the latest Annual Report on Form 10-KSB.

Off Balance Sheet Arrangements

The Company has no off balance sheet arrangements.

Item 3.       Controls and Procedures.

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with participation of the Company's management, including the Company's Chief Executive Officer and Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) under the Securities Exchange Act of 1934). Based on this evaluation, as of March 31, 2008, the Company's Chief Executive Officer and Principal Financial Officer have concluded that disclosure controls and procedures are, to the best of his knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of his evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1.  Legal Proceedings.

None.

Item 2.  Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3.  Defaults Upon Senior Securities.

None.

Item 4.  Submission of Matters to a Vote of Security Holders.

None.

Item 5.  Other Information.

None.

Item 6.    Exhibits.

Exhibit No.   Description
-----------   -----------
2.1           Stock  Exchange  Agreement  between and among  Migration
              Developments Limited, the Company and the shareholders of Migration Developments Limited dated June 8, 2000 (1) Certificate
3.1           of Incorporation  filed with the Delaware Secretary of State effective as of February 22, 2000 (1)

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

---------------

(1) Incorporated by reference from the Company's Form SB-2 Registration Statement dated June 13, 2000 (File No. 333-39208)

(2) Incorporated by reference from the Company's Amendment No. 3 to Form SB-2 Registration Statement dated January 17, 2001 (File No. 333-39208)

(3)  Translated into English from Chinese

                                   SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

                                         COL CHINA ONLINE INTERNATIONAL INC.

Date:      May 15, 2008                  By:      /s/ Chi Keung Wong
                                                   -----------------------------
                                                  Chi Keung Wong
                                                  Chief Executive Officer and
                                                  Chief Financial Officer