Form 10-K
period 2008-06-30
COL CHINA ONLINE INTERNATIONAL INC
filed 2008-10-14
CIK 1114274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10 - K


(MARK ONE)

[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended June 30, 2008.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______TO _______.

                       COL China Online International Inc.
              ----------------------------------------------------
             (Exact name of registrant as specified in its charter)

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

                                 (303) 695-8530
               --------------------------------------------------
              (Registrant's telephone number, including area code)

      Securities registered pursuant to Section 12(b) of the Exchange Act:
                                     (None)

      Securities registered pursuant to Section 12(g) of the Exchange Act:
                          $.001 par value common stock

Indicate by check mark if the  registrant is a well-known  seasoned  issuer,  as
defined in Rule 405 of the Securities Act.   [ ] Yes    [X] No

Indicate  by  check  mark if the  registrant  is not  required  to file  reports
pursuant to Section 13 or Section 15(d) of the Act.    [ ] Yes    [X] No


Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90
days.    [X] Yes    [ ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large accelerated filer  [ ]                       Accelerated filer  [ ]

Non-accelerated filer  [ ]                         Smaller reporting company [X]
  (Do not check if a smaller reporting company)

Indicate by check mark whether the  registrant is a shell company (as defined in
Rule 12b-2 of the Exchange Act).   [X] Yes    [ ] No

As of December 31, 2007, the aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $197,750. Because there is no public trading market for the issuer's common stock, this calculation is based upon the sale price of $.05 per share of common stock sold in the Registrant's initial public offering pursuant to a Registration Statement on Form SB-2/A declared effective by the U.S. Securities and Exchange Commission on February 8, 2001 (Registration No. 333-32908). Without asserting that any director or executive officer of the issuer, or the beneficial owner of more than five percent of the issuer's common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

The number of shares of the registrant's common stock, par value $.001 per share, outstanding as of September 21, 2008 was 50,155,000.


================================================================================

China Online International Inc.
10-K for the Year Ended June 30, 2008

Table of Contents

PART I.........................................................................2

Item 1.      Business..........................................................2

Item 1A.     Risk Factors......................................................4

Item 2.      Properties........................................................7

Item 3.      Legal Proceedings.................................................7

Item 4.      Submission of Matters to a Vote of Security Holders...............7

PART II........................................................................7

Item 5.      Market for Registrant's Common Equity, Related Stockholder
             Matters and Issuer Purchases of Equity Securities.................7

Item 6.      Selected Financial Data...........................................8

Item 7.      Management's Discussion and Analysis of Financial Condition
             or Plan of Operations.............................................8

Item 8.      Financial Statements.............................................11

Item 9.      Changes in and Disagreements with Accountants on Accounting and Financial Disclosure................11

Item 9A(T).  Controls and Procedures..........................................11

Item 9B.     Other Information................................................12

PART III......................................................................12

Item  10.    Directors, Executive Officers and Corporate Governance...........12

Item 11.     Executive Compensation...........................................14

Item 12.     Security Ownership of Certain Beneficial Owners and Management
             and Related Stockholder Matters..................................15

Item 13.     Certain Relationships and Related Transactions...................17

Item 14.     Principal Accountant Fees and Services...........................18

PART IV.......................................................................19

Item 15.     Exhibits and Financial Statement Schedules.......................19

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

Going Concern - The ability of COL International to continue operations as a "shell company", as discussed below, and as a going concern is dependent upon continued support from Honview International Limited (Honview), a former shareholder of Migration, which is now a major stockholder of COL International.

Acquisition - In September 2001, the Company acquired all the outstanding shares of common stock of Migration in exchange for 40.2 million shares of the Company's common stock. As a result of the acquisition, Migration became a wholly-owned subsidiary of COL International. However, for accounting purposes, this transaction was treated as a reverse acquisition, whereby Migration was considered an acquirer.

Migration was formed on May 18, 1998 and has two subsidiaries, Shenzhen Knowledge & Communications Co., Ltd. (formerly Shenzhen Rayes Electronic Systems Co., Ltd.), referred to as the Joint Venture, and Shanghai Shangyi Science and Trade Information Consulting Co., Ltd., referred to as Shangyi, in which it has 90% and 70% equity interests, respectively. The Joint Venture and Shangyi are Sino-foreign equity joint ventures in the People's Republic of China, or the PRC. Most of the operations of Migration are through the Joint Venture, which did not commence substantive operations until the spring of 1999.

Migration initially provided marketing and technical services for Internet Service Providers (ISP) and value-added services generally related to the installation of computer network systems (i.e., Local Area Networks or LANs) in the PRC.

Termination of Operations - Because the Company's past business model was not successful, the Company developed a new business model in late 2003. From late 2003 through mid-2007, the Company focused on the business of providing internet and telecommunication convergence solutions to its customers. However, the majority of the Company's business activities were suspended effective July 2007, and all of the Joint Venture's and the Company's operations were discontinued upon expiration of the Joint Venture's business license on December 10, 2007. The Company has used the amounts collected from its accounts receivable and deposits paid to pay any outstanding liabilities or accounts payable, and does not expect that there will be any assets left to distribute to the parties of the Joint Venture of shareholders of the Company. For further information regarding the Company's Plan of Operations following the termination of its business, see Part II, Item 7 "Management's Discussion and Analysis or Plan of Operation" below.



Shell Company Plan of Operations. In connection with the termination of substantially all of the Company's operations, the Company effectively became a "shell company". Under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), a "shell company" is defined as a company that has
(1) no or nominal operations; and (2) either: (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets. Because the Company is now effectively a shell company, it is currently seeking to enter into a business combination with one or more yet to be identified privately held businesses. The Board of Directors believes that the Company will be attractive to privately held companies interested in becoming publicly traded by means of a business combination with the Company, without offering their own securities to the public. The Board of Directors does not expect to restrict its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business. The Company's discretion is, as a practical matter, unlimited in the selection of a combination candidate.

Following the suspension of business effective July 2007, the board of directors resolved on November 23, 2007 to cease the operations of the only business of the Company upon the expiration of the Joint Venture's business license on December 10, 2007. Accordingly, the Company reentered development stage. It is expected that the Company will remain in such status until a business combination is taken place.

Exchange Rate

In this report, references to "U.S. dollars," "US$" or "$" are to U.S. currency and references to "Renminbi," "RMB" or "Rmb" are to China's currency. Solely for the convenience of the reader, this report contains translations of certain
Renminbi amounts into U.S. dollars at specified rates. These translations should not be construed as representations that the Renminbi amounts actually represent such U.S. dollar amounts or could be converted into U.S. dollars at the rate indicated. The Rmb is not a freely convertible security. Unless otherwise stated, conversion of amounts from Renminbi into United States dollars for the convenience of the reader has been made at the exchange rate of US$1.00 =
Rmb6.8718, which was close to the exchange rate on June 30, 2008 and is not expected to have a material effect on the Company's financial statements.

The following table sets forth certain information concerning exchange rates between Renminbi and U.S. dollars for the periods indicated:

                            Noon Buying Rate (1)
                            --------------------------------------------------------------------------
Calendar Year               Period End           Average (2)           High              Low
-------------------         -------------        -------------         -------------     -------------
                            (Rmb per US$)
                            --------------------------------------------------------------------------
2002                        8.2771               8.2769                8.2774            8.2765
2003                        8.2776               8.2774                8.2800            8.2767
2004                        8.2866               8.2871                8.2870            8.2468
2005                        8.2865               8.2869                8.2868            8.2365
2006                        8.0353               8.0807                8.2666            7.9665
2007                        7.6248               7.8285                7.9950            7.6035
2008 (through June)         6.8718               7.2793                7.6035            6.8421

......................

(1) The noon buying rate in New York for cable transfers payable in foreign currencies as certified for customs purposes by the Federal Reserve Bank of New York.

(2) Determined by averaging the rates on the last business day of each month during the relevant period.

                                     Page 3

Research and Development

In the years ended June 30, 2008 and June 30, 2007, the Company did not incur any research and development costs.

Employees

As of June 30, 2008, neither the Company nor the Joint Venture had any employees, as all positions were terminated in connection with the winding up of the business of the Company and Joint Venture.

Liquidation

Under the Chinese joint venture laws, the Joint Venture may be liquidated in certain limited circumstances, including expiration of the ten-year term or any term of extension, the inability to continue operations due to severe losses, force majeure, or the failure of a party to honor its obligations under the joint venture agreement or the Articles of Association in such a manner as to impair the operations of the joint venture. The Chinese joint venture laws provide that, upon liquidation, the net asset value (based on the prevailing market value of the assets) of a joint venture shall be distributed to the parties in proportion to their respective registered capital in the joint venture. Currently, the Company does not expect that there will be any distribution to the parties of the Joint Venture in connection with the termination of the Joint Venture's license and business.

Disclosure Regarding Forward-Looking Statements and Cautionary Statements

This Annual Report on Form 10-K includes "forward-looking statements." All statements other than statements of historical fact included in this Annual Report, including without limitation under Item 1: "Business" and Item 7:
"Management's Discussion and Analysis of Financial Condition or Plan of Operations," regarding our financial position, business strategy, plans and objectives of our management for future operations and capital expenditures, and other matters, other than historical facts, are forward-looking statements. Although we believe that the expectations reflected in such forward-looking statements and the assumptions upon which the forward-looking statements are based are reasonable, we can give no assurance that such expectations will prove to have been correct.

Additional statements concerning important factors that could cause actual results to differ materially from our expectations are disclosed in the following "Cautionary Statements" section and elsewhere in this Annual Report. All written and oral forward-looking statements attributable to us or persons acting on our behalf subsequent to the date of this Annual Report are expressly qualified in their entirety by the following risk factors.

Item 1A.      Risk Factors

Risk Factors that May Affect Future Operating Results

You should carefully consider the risks described below before making an investment decision. The risks and uncertainties described below are not the only ones facing our Company. Additional risks and uncertainties not presently known to us or what we currently deem immaterial may also impair our current strategic plans and any future business operations. If any of the following risks actually occur, our business, financial condition, or results of operations could be materially adversely affected. You should also refer to the other information about us contained in this Form 10-K, including our financial statements and related notes.


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

In connection with the Board of Directors' decision to discontinue our business operations as of December 2007, our management will only devote minimal time to the new business plan. Management does not have any written employment agreement with us, and is not expected to enter into one. Our management will serve only on a part-time basis. We lack the funds or other incentives to hire full-time experienced management. Management has other employment or business interests to which we expect they will devote their primary attention to after we discontinue operations, devoting time to the Company only on an as-needed basis.

     Our proposed operations are purely speculative.

The success of our proposed plan of operations will depend to a great extent on the operations, financial condition and management of the identified target company. While business combinations with entities having established operating histories are preferred, there can be no assurance that we will be successful in locating candidates meeting these criteria. If we complete a business combination, the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control. No combination candidate has been identified for acquisition by the Board of Directors or management, nor has any determination been made as to any business for the Company to enter, and stockholders will have no meaningful voice in any such determinations. There is no assurance that we will be successful in completing a combination or originating a business, nor that we will be successful or that our shares will have any value even if a combination is completed or a business originated.

     Our continued existence is highly dependent on our majority stockholder.

Our continued existence is largely dependent upon the support of Honview International Limited, our majority stockholder. As of June 30, 2008, Honview owns approximately 45.6 percent of our outstanding shares of common stock. In addition, Honview has continued to financially support the Company's business. Pursuant to a Loan Agreement, Honview agreed to lend Migration its cash needs, from time to time, at any time until January 1, 2004 up to an aggregate principal amount of US$8 million. As a result of Migration becoming a wholly-owned subsidiary of COL International, any amounts loaned from Honview prior to February 8, 2001, the effective date of the registration statement related to COL International's initial public offering, may be paid by us, at the option of Honview, by converting, at any time after October 10, 2001, part or all the unpaid principal amount of the loan into shares of COL International's common stock, at a price equal to the greater of $1.20 per share or 90 percent of the average weighted trading price of the common stock for the 20 trading days preceding the date of notice of exercise of conversion. Any amounts loaned from Honview after the effective date of that registration statement may be paid, at the option of Honview, by converting, at any time after October 10, 2001, part or all the unpaid principal amount of the loan into shares of COL International's common stock, at a price equal to the greater of $1.20 per share or 110 percent of weighted average trading price of common stock for the 20 trading days preceding the date of the loan. Since 2001, there were additional advances from Honview to COL. As of June 30, 2008, advances from Honview without any conversion rights totaled Rmb79,590,829 (US$11,582,239).

With the Board of Directors' decision to cease operations of the Joint Venture upon expiration of the business license on December 10, 2007, there is substantial risk that stockholders other than Honview may be significantly diluted or will be harmed due to the significant liabilities currently owed to Honview. These liabilities may also deter prospective target companies from seeking a business combination with us.

     Management has controlling ownership of the Company that creates conflicts of interest.

Kam Che Chan, our Chairman of the Board, and Paul Wong and Qi Yu Zhang, two of our directors, are considered beneficial owners of 45.6 percent, 45.6 percent and 34.7 percent, respectively, of our outstanding shares of common stock. Controlling ownership of our business by our directors could create conflicts of interest. Although management's duties are directed to the best interests of the Company, we cannot guarantee that conflicts of interests will not arise.

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

     We have discretionary use of proceeds.

Because we are not currently engaged in any substantive business activities, as well as management's broad discretion with respect to selecting a business or industry for commencement of operations or completing an acquisition of assets, property or business, we are deemed to be a blank check or shell company. Although management intends to apply any proceeds we may receive through the issuance of stock or debt to a suitable business enterprise, such proceeds will not otherwise be designated for any more specific purpose. We can provide no assurance that any use or allocation of such proceeds will allow us to achieve our business objectives.

     We are subject to the penny stock rules.

Our securities may be classified as penny stock. The Securities and Exchange Commission (the "SEC") has adopted Rule 15g-9, which establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share whose securities are admitted to quotation but do not trade on a national securities exchange. For any transaction involving a penny stock, unless exempt, the rules require delivery of a document to investors stating the risks, special suitability inquiry, regular reporting and other requirements. Prices for penny stocks are often not available and investors are often unable to sell this stock. Thus, an investor may lose his investment in a penny stock and consequently should be cautious of any purchase of penny stocks.

     Our shares are subject to 144 resale restrictions applicable to shell companies.

Any securities issued by us while we are a shell company will be subject to resale limitations imposed on shell companies that limit the resale of securities issued by shell company until 12 months after the cessation of a shell company status and the filing of the Form 10 information about the acquired company as required by Item 5.01(a)(8) of Form 8-K of the SEC.

     Our shares may have limited liquidity.

The current and possible future lack of a public market may prevent investors from selling their shares when they wish to do so, and investors may not be able to use our shares as collateral for a loan or other matter. Further, any public trading that may develop in the future may have very limited liquidity. Even if a trading market for our shares develops, stock prices may be volatile.

Item 2.       Properties.

The Company maintains an office in the United States at 3176 South Peoria Court, Suite 100, Aurora, Colorado 80014 through the Company's North American representative. The cost is included in the $1,000 per month paid to the representative and this arrangement may be cancelled at any time.

The Joint Venture also had a two-and-a-half-year lease that expired on April 24, 2008 on an approximately 7,000 square foot office in Shanghai. During the year, the Company shared the office with other parties and only paid for its share of the office. The total rent paid by the Company for the current year was Rmb55,300 (US$8,047). Management did not renew the lease upon its expiration in April 2008.

Item 3.       Legal Proceedings.

We know of no litigation pending, threatened, or contemplated, or unsatisfied judgments against the Company, or any proceedings of which the Joint Venture is a party. We know of no legal actions pending or threatened, or judgments entered against any of our officers or directors in their capacities as such.

Item 4.       Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no established public trading market for any of the Company's securities, and management does not expect that, and there is no assurance that, a trading market will develop. As of June 30, 2008, the Company had approximately 331 shareholders of record.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.       Selected Financial Data.

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition or Plan of Operations.

The following is the Company's plan of operations and a discussion and comparison of the financial condition and results of operations of the Company as of June 30, 2008 and the periods then ended. These discussions should be read in conjunction with our financial statements, the notes to the financial statements, and the other financial data included elsewhere in this report.

This document contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. When used in this document, the words "expects", "anticipates", "intends" and "plans" and similar expressions are intended to identify certain of these forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed in this document. Factors that could cause or contribute to such difference include those discussed above in this Annual Report on Form 10-K for the year ended June 30, 2008.

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

Going Concern - The ability of the Company to continue operations as a "shell company" and as a going concern is dependent upon the continuing support from Honview International Limited ("Honview"), a former shareholder of Migration, which is now a majority stockholder of the Company, until such time as, when or if, the combined entity of the Company and Migration achieve profitable operations and/or additional funds are raised in future private and public offerings or the Company is party to a business combination due to the termination of its operations, as described below.

Termination of Operations - The Company has focused on the business of providing internet and telecommunication convergence solutions to its customers up to the end of its 2007 fiscal year. Substantially all of the Company's business activities were suspended effectively during the second half of calendar year 2007. On November 23, 2007, the Board of Directors resolved to cease the Company's primary operations due to the expiration of the Joint Venture's business license on December 10, 2007. The Company has used the amounts collected from its accounts receivables and deposits paid and cash on hand to pay any outstanding liabilities or accounts payable, and expects that the remaining liabilities will be undertaken by Honview. The Company does not expect any assets to remain outstanding or to be available for distribution to the parties of the Joint Venture or shareholders of the Company.

In connection with the termination of substantially all of the Company's operations on November 23, 2007, the Company effectively became a "shell company" under the Exchange Act. As a result, the Company is currently seeking to enter into a business combination with one or more yet to be identified privately held businesses. The Board of Directors believes that the Company will be attractive to privately held companies interested in becoming publicly traded by means of a business combination with the Company, without offering their own securities to the public. The Board of Directors does not expect to restrict its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business. The Company's discretion is, as a practical matter, unlimited in the selection of a combination candidate.

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

Accounting Treatment After Termination of Operations - In connection with the expiration of the Joint Venture license on December 10, 2007 and in accordance with the applicable accounting guidance, all assets and liabilities associated with the Joint Venture are separately disclosed in note 9 to the consolidated financial statements. Discontinued operations are reported as a separate component within the Consolidated Statement of Operations outside of loss from continuing operations. As a result, net revenues or cost of sales, all of which related to the Joint Venture, are no longer report separately in the Consolidated Statements of Operations.

In addition, the Company reentered the development stage upon the expiration of the Joint Venture' business license. The results of operations that have accumulated since the Company reentered the development stage are presented in the Consolidated Statement of Operations. The accumulated deficit before reentering development stage and the accumulated deficit since reentering the development stage (inception) have been separately presented in the Balance Sheet, Consolidated Statement of Changes in Stockholders' Deficit and the Consolidated Statement of Cash Flows for the period from December 10, 2007 (inception) to June 30, 2008.


Results of Operations

General and administrative expenses for continuing operations included salaries, professional fees and other expenses. For the year ended June 30, 2008 and 2007, general and administrative expenses decreased to Rmb936,071(US$136,219) from Rmb1,409,349 (US$184,838), respectively, due to the downsizing of operations since the second quarter of 2007.

Revenues for the year ended June 30, 2008 included services commission revenues from telecommunication of Rmb9,646 (US$1,404) compared to services commission revenues from telecommunication of Rmb1,135,609 (US$148,936) for the year ended June 30, 2007. At the same time, marketing fee revenues were Rmb Nil and Rmb766,072 (US$100,471) for the year ended June 30, 2008 and 2007, respectively. The decrease was due to the Company's cessation of business upon expiration of the Joint Venture's business license in December 2007.

Rental income from discontinued operations relates to sublease income charged to related parties for the use of a portion of the Company's office premise. No rental income was charged after the suspension of the Company's business in July 2007 as the related party no longer paid rent to the Company, but rather paid its rent directly to the property owner. As a result, for the year ended June 30, 2008, there was no rental income while it was Rmb797,477 (US$104,590) for the year ended June 30, 2007.

Waiver of loans from discontinued operations for the year ended June 30, 2008 and 2007 were Rmb Nil and Rmb51,236 (US$6,720), respectively. The amounts were due to Shanghai Paisi Computer Technology Ltd and Shanghai Shangyi Science and Trade Information Consulting Co. Ltd. (Shangyi), the fellow subsidiary of the Company.

Other income from discontinued operations included mostly the write back of provision for staff welfare and business tax and interest income. For the year ended June 30, 2008 and 2007, other income was Rmb258,945(US$ 37,682) and Rmb42,307 (US$5,549), respectively.

Operating expenses for discontinued operations included rent, amortization and depreciation, provision for impairment loss on property, office space and equipment, salaries and other expenses. For the year ended June 30, 2008, general and administrative expenses decreased to Rmb258,025(US$37,548) from Rmb3,322,813 (US$435,790) for the year ended June 30, 2007. This decrease is due to the Company's termination of operations in the Joint Venture and corresponding reduction in manpower, audit fees and building management fees during fiscal 2008. There was no amortization and depreciation expenses for the year ended June 30, 2008 compared to amortization and depreciation expenses for the year ended June 30, 2007 amounting to Rmb83,855 (US$10,998) as all the property, office space and equipment had been fully depreciated and impaired as of June 30, 2007. Provision for impairment loss on property, office space and equipment for the year ended June 30, 2007 was fully made and amounted to Rmb150,194 (US$19,698). The impairment loss is related to the deterioration of the Company's equipment.

The foregoing revenues and expenses have resulted in net losses of Rmb955,505 (US$139,047) and Rmb2,151,466 (US$282,167) for the year ended June 30, 2008 and
2007, respectively. The Company expects to continue to incur non-operating expenses as a shell company.

The Company has recorded other comprehensive income of Rmb1,641,379 (US$238,857) and Rmb771,186 (US$101,142) for the year ended June 30, 2008 and 2007, respectively, directly into the Stockholders' Deficit. This comprehensive income is the result of an unrealized gain on translation of United States dollar advances from the majority stockholder, Honview International Limited, from US$ to Rmb on consolidation. The significant increase in comprehensive income is due to the appreciation of Rmb over the US$ during the year.


Liquidity and Capital Resources

As of June 30, 2008 and June 30, 2007, the Company had a negative working capital of Rmb154,276 (US$22,451) and Rmb301,627 (US$39,559), respectively. As of June 30, 2008, advances from the majority stockholder totaled Rmb79,590,829 (US$11,582,239) compared to advances from the majority stockholder of Rmb80,129,352 (US$10,509,043) as of June 30, 2007. The majority stockholder has confirmed that it intends to provide continued financial support to the Company.

Cash used in operating activities for the year ended June 30, 2008 was Rmb1,176,887 (US$171,264) as compared with Rmb2,083,044 (US$273,193) for the year ended June 30, 2007. The cash used in operations was to fund operating losses of Rmb955,505 (US$139,047) and Rmb2,151,466 (US$282,167) for the year ended June 30, 2008 and 2007, respectively, generally offset by receipt of accounts receivable, refund of deposits and settlement of accrued expenses, but further compensated by the write back of provision for staff welfare and taxation.

Cash flows from financing activities have generally come from advances by the majority stockholder of the Company. During the year ended June 30, 2008 and 2007, the majority stockholder has advanced Rmb1,054,528 (US$153,457) and
Rmb2,178,772 (US$285,748), respectively. The significant decrease in the advances was due to the Company incurring fewer expenses, which primarily were paid through advances by the majority stockholder, after suspension of the Company's business in July 2007.


Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S., or GAAP, requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting year. Actual results could differ from those estimates.

The critical accounting policies and use of estimates are discussed in the annual consolidated financial statements and notes included in the latest Annual Report on Form 10-K, as filed with the SEC, which includes audited consolidated financial statements for the two fiscal years ended June 30, 2008. These financial statements and the notes thereto should be read in conjunction with the latest Annual Report on Form 10-K.


Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 8.       Financial Statements

The financial statements and schedules that constitute Item 8 of this Annual Report on Form 10-K are included in Item 15 below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

See Part IV below, incorporated herein by reference.

Item 9A(T).   Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with participation of the Company's management, including Mr. Wong, our Chief Executive Officer and Principal Financial Officer, of the effectiveness of our disclosure controls and procedures (as defined in Rule 13a-14 (c) under the Securities Exchange Act of
1934). Based on his evaluation, as of June 30, 2008, our Chief Executive Officer and Principal Financial Officer has concluded that disclosure controls and procedures are, to the best of his knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of his evaluation, there were not significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

Management's Annual Report on Internal Control Over Financial Reporting

The Company's management is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

The Company's management, with the participation of the Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company's internal control over financial reporting as of June 30, 2008. Based on this evaluation, our management, with the participation of the Chief Executive Officer and Principal Financial Officer, concluded that, as of June 30, 2008, our internal control over financial reporting was effective.

This Annual Report does not include an attestation report of the Company's registered public accounting firm regarding internal control over financial reporting. Management's report was not subject to attestation by the Company's registered public accounting firm pursuant to temporary rules of the Securities and Exchange Commission that permit the Company to provide only management's report in this Annual Report.

Item 9B.      Other Information

None.

PART III

Item  10.     Directors, Executive Officers and Corporate Governance

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

NAME                         Age       Position with COL International
------------------           ---       ---------------------------------------
Kam Che Chan                 59        Chairman of the Board

Chi Keung Wong               70        Chief Executive Officer, Chief Financial
                                       Officer and Chief Operating Officer

Anthony Ng                   59        Director and Secretary

Paul Wong                    58        Director

Qi Yu Zhang                  50        Director


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

Involvement in Certain Legal Proceedings

None of the Company's directors, director nominees or executive officers has been involved in any transactions with the Company or any of the Company's directors, executive officers, affiliates or associates that are required to be disclosed pursuant to the rules and regulations of the SEC other than as set forth in "Item 13. Certain Relationships and Related Transactions" below. None of the directors, director designees or executive officers to our knowledge has been convicted in a criminal proceeding, excluding traffic violations or similar misdemeanors, or has been a party to any judicial or administrative proceeding during the past five years that resulted in a judgment, decree or final order enjoining the person from future violations of, or prohibiting activities subject to, federal or state securities laws, or a finding of any violation of federal or state securities laws, except for matters that were dismissed without sanction or settlement.



Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act, requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. The Company believes that during the year ended June 30, 2008, its officers, directors and holders of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements. In making these statements, the Company has relied solely upon its review of copies of the Section 16(a) reports filed for the fiscal year ended June 30, 2008 on behalf of the Company's directors, officers and holders of more than 10% of the Company's common stock.

Audit Committee

The Company has not established an audit committee and does not currently have an audit committee financial expert on either an audit committee or the Board of Directors. Although the Company believes it would be desirable to have an audit committee financial expert, the Company currently believes that the costs associated with retaining such an expert would be prohibitive.

Code of Ethics

The Company has not adopted a code of ethics for its executive officers because of the small number of persons involved in the management of the Company and the suspension of its business in July 2007.

Item 11. Executive Compensation

Summary Compensation Table

The following table sets forth in summary form the compensation  received by Chi
Keung Wong,  our Chief  Executive  Officer,  Chief  Financial  Officer and Chief
Operating Officer. None of our employees and no employees of the Joint Venture received total salary and bonus in excess of $100,000 during the last two completed fiscal years.


Summary Compensation Table
--------------------------

                                                                                           Nonqualified
                                                                          Non-Equity       Deferred
                                                 Bonus   Stock   Option   Incentive Plan   Compensation   All Other
Name and Principal Position          Salary($)    ($)    Award   Awards   Compensation     Earnings       Compensation   Total
                              Year   (1)          (2)    ($)     ($)      ($) (3)          ($)(3)         ($) (4)          ($)
---------------------------   ----   ---------   -----   -----   ----     --------------   ------------   ------------   -------
  Chi Keung Wong,             2008     $61,538                                                                           $61,538
  Chief Executive Officer,    2007     $57,051                                                                           $57,051
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

                                     Page14



Employee Retirement Plans, Long-Term Incentive Plans and Pension Plans

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

All options granted under the 2000 Plan will become fully exercisable on the date that the options are granted or other dates that the Option Committee determines and will continue for a period up to a maximum of ten years. Options granted pursuant to the 2000 Plan are not transferable during the optionee's lifetime. Subject to the other terms of the 2000 Plan, the option committee has discretion to provide vesting requirements and specific expiration provisions with respect to the incentive options and non-qualified options granted. As of September 22, 2008, no options had been granted under the 2000 Plan.

Outstanding Equity Awards

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Securities authorized for issuance under our equity compensation plans as of June 30, 2008 are as follows:

Equity Compensation Plan Table

------------------------------------ --------------------------- ------------------------ ------------------------
                                     Number of securities to     Weighted-average         Number of securities
                                     be issued upon exercise     exercise price of        remaining available
                                     of outstanding option,      outstanding options,     for future issuance
                                     warrants and rights         warrants and rights      under equity
                                                                                          compensation plans
------------------------------------ --------------------------- ------------------------ ------------------------
Equity compensation plans approved                            0                        0                4,000,000
by security holders
------------------------------------ --------------------------- ------------------------ ------------------------
Equity compensation plans not                               n/a                      n/a                      n/a
approved by security holders
------------------------------------ --------------------------- ------------------------ ------------------------
                             Total:                           0                        0                4,000,000
------------------------------------ --------------------------- ------------------------ ------------------------

                                                      Page 15

Beneficial Ownership

As of September 22, 2008, there were 50,155,000 shares of common stock outstanding. The following table sets forth certain information as of September 22, 2008, by all executive officers and directors as a group, and by each other person known by us to be the beneficial owner of more than five percent of the common stock:

                                                                  Percentage of
Name and Address                       No. of Shares                 Shares
of Beneficial Owner                    Beneficially Owned (1)      Outstanding
-------------------                    ----------------------      -----------

Kam Che Chan (2)
Flat D3, 5/F
36 Broadcast Drive
Kowloon, Hong Kong                          22,849,680                45.6%

Paul Wong (3)
32-2A Clovelly Court
12 May Road
Hong Kong                                   22,849,680                45.6%

Qi Yu Zhang (4)
2811 City E. Station
Lai Zhen Mansion
40 Fu Min Road, Fu Tian Area                17,350,320                34.6%
Shenzhen, PRC  518033

First Strike Securities Limited (5)
18/F, Kam Sang Building
255-257 Des Voeux Road Central              17,350,320                34.7%
Hong Kong

Honview International Limited (6)
Room 1408, Lippo Sun Plaza
28 Canton Road                              22,849,680                45.6%
Kowloon, Hong Kong

Anthony Ng
Apt. 305, 9015 Leslie Street
Richmond Hill, Ontario
Canada  L4B 4J8                             6,000,000                 12.0%

All Executive Officers and Directors
as a group (five persons) (2)(3)(4)        46,200,000                 92.1%

---------------------

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

Item 13.      Certain Relationships and Related Transactions

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

Qi Yu Zhang is a director of First Strike and he also is the beneficial owner of
20.0 percent of the outstanding equity interests of First Strike. Mr. Zhang also is a director of COL International.

Pursuant to a Loan Agreement, Honview agreed to lend Migration its cash needs, from time to time, at any time until January 1, 2004 up to an aggregate principal amount of US$8 million. As of June 30, 2004, advances from Honview totaled Rmb71,059,244 (US$8,574,371). As a result of Migration becoming a wholly-owned subsidiary of COL International, any amounts loaned from Honview prior to February 8, 2001, the effective date of the registration statement related to COL International's initial public offering, may be paid at the option of Honview, by converting, at any time after October 10, 2001, part or all the unpaid principal amount of the loan into shares of COL International's common stock, at a price equal to the greater of $1.20 per share or 90 percent of the average weighted trading price of the common stock for the 20 trading days preceding the date of notice of exercise of conversion. Any amounts loaned from Honview after the effective date of that registration statement may be paid, at the option of Honview, by converting, at any time after October 10, 2001, part or all the unpaid principal amount of the loan into shares of COL International's common stock, at a price equal to the greater of $1.20 per share or 110 percent of weighted average trading price of common stock for the 20 trading days preceding the date of the loan. Since 2001, there were additional advances from Honview to COL. As of June 30, 2008, additional advances from Honview totaled Rmb79,590,829 (US$11,582,239) and there were no conversion rights for these advances.

During the year, the Company received rental income from a company subject to common significant influence for an amount of Rmb Nil for the year ended June 30, 2008, and Rmb797,477 (US$104,591) for the year ended June 30, 2007.

Except as discussed above, during the past two years there were no transactions between COL International and its directors, executive officers or known holders of more than five percent of the common stock, or transactions by COL International in which any of the foregoing persons had a direct or indirect material interest, in which the amount involved exceeded $120,000.

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

During  the  Company's  two  most  recent  fiscal  years,   (a)  there  were  no
disagreements between the Company and the Former Auditor on any matter of accounting principles or practices, financial statement disclosure, or auditing scope or procedure, which disagreements, if not resolved to the satisfaction of the Former Auditor, would have caused the Former Auditor to make reference to the subject matter of the disagreement in connection with its report; and (b) no reportable events as set forth in Item 304(a)(1)(V)(A) through (D) of Regulation S-K have occurred.

Engagement of New Independent Registered Public Accounting Firm

As key members of the Former Auditor servicing the Company are now with Mazars CPA Limited, the Board of Directors appointed Mazars CPA Limited as the Company's new independent auditor (the "New Auditor"), effective from August 1, 2007.

During the Company's two fiscal years and subsequent interim period prior to engaging the New Auditor on August 1, 2007, the Company did not consult with the New Auditor regarding the application of accounting principles to a specified transaction, either completed or proposed, or any of the matters or events set forth in Item 304(a)(2) of Regulation S-K.

Audit Fees

The New Auditor billed the Company $19,231 for the year ended June 30, 2008, and $28,846 for the year ended June 30, 2007. The Former Auditor billed the Company $29,487 and $65,385 for the year ended June 30, 2007 and June 30, 2006, respectively, for professional services rendered for the audit of the Company's annual financial statements and review of financial statements included in the Company's Forms 10-Q and services normally provided by independent accountants in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

For the years ended June 30, 2008 and June 30, 2007, neither the New Auditor or the Former Auditor provided the Company with any services for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported above under "--Audit Fees."

Tax Fees

For the years ended June 30, 2008 and June 30, 2007, neither the New Auditor nor the Former Auditor provided the Company with professional services for tax compliance, tax advice, and tax planning.

All Other Fees

For the years ended June 30, 2008 and June 30, 2007, neither the New Auditor nor the Former Auditor billed the Company for products and services other than those described above.

Audit Committee Pre-Approval Policies

The Board of Directors, which is performing the equivalent functions of an audit committee, currently does not have any pre-approval policies or procedures concerning services performed by the New Auditor or the Former Auditor. All the services performed by the New Auditor or the Former Auditor that are described above were pre-approved by the Board of Directors. Less than 50% of the hours expended on either the New Auditor's or the Former Auditor's engagement to audit the Company's financial statements for the fiscal years ended June 30, 2008, June 30, 2007 and June 30, 2006 were attributed to work performed by persons other than the New Auditor's or the Former Auditor's full-time, permanent employees, respectively.

PART IV

Item 15.      Exhibits and Financial Statement Schedules

See the audited financial statements for the year ended June 30, 2008 following the signature page which are incorporated herein.

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

----------

*                   Designates  a  management   contract  or  compensatory  plan
                    required  to be filed as an Exhibit  to this  Report on Form
                    10-K

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

                                            COL CHINA ONLINE INTERNATIONAL INC.


Date:  October 14, 2008                     By:  /s/  Chi Keung Wong
                                               --------------------------------
                                                      Chi Keung Wong,
                                                      Chief Executive Officer
                                                      and Chief Financial
                                                      Officer (Principal
                                                      Accounting Officer)

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date                                        Signatures
----                                        ----------



October 14, 2008                            /s/  Kam Che Chan
                                            -----------------------------------
                                                 Kam Che Chan, Director



October 14, 2008                            /s/  Anthony Ng
                                            -----------------------------------
                                                 Anthony Ng, Director



October 14, 2008                            /s/  Paul Wong
                                            -----------------------------------
                                                 Paul Wong, Director



October 14, 2008                            /s/  Qi Yu Zhang
                                            -----------------------------------
                                                 Qi Yu Zhang, Director

CHINA ONLINE INTERNATIONAL INC. AND ITS SUBSIDIARIES
----------------------------------------------------

Index to Consolidated Financial Statements
------------------------------------------

--INDEX--


                                                                        Page(s)
Report of Independent Registered Public Accounting Firm                   F-2

Consolidated Financial Statements:

Consolidated Balance Sheets
June 30, 2008 and 2007                                                    F-3

Consolidated Statements of Operations
For the Years ended June 30, 2008 and 2007                             F-4 - F-5

Consolidated  Statements of Changes in  Stockholders'  Deficit
For the Years ended June 30, 2008 and 2007                                F-6

Consolidated Statements of Cash Flows
For the Years ended June 30, 2008 and 2007                                F-7

Notes to Consolidated Financial Statements                            F-8 - F-18

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM


To the Board of Directors and the Stockholders
COL China Online International Inc.
(A Development Stage Company incorporated in Delaware)

We have audited the accompanying consolidated balance sheets of COL China Online International Inc. and its subsidiaries (the "Company") (a Development Stage Company) as of June 30, 2008 and 2007, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the years then ended, and for the period from December 10, 2007 (inception of reentering the development stage) to June 30, 2008. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audit in accordance with the standards of the Public Company Accounting Oversight Board (United States). Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement. The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting. Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company's internal control over financial reporting. Accordingly, we express no such opinion. Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation. We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2008 and 2007, and the results of its operations and its cash flows for each of the years then ended, and for the period from December 10, 2007 (inception of reentering the development stage) to June 30, 2008, in conformity with accounting principles generally accepted in the United States of America.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern. As discussed in Note 3 to the consolidated financial statements, the Company's Board of Directors resolved to cease the major operations of the Joint Venture in November 2007 due to the expirations of the Joint Venture's business license in December 2007. The Company's ability to continue as a going concern is dependent upon several factors, including, but not limited to, continued financial support by the major stockholder, raising additional capital or financing, potentially completing a merger or acquisition of a business and ultimately achieving profitable operations with positive cash flow. There are significant uncertainties as to the Company's ability to accomplish these objectives, which raise substantial doubt about the Company's ability to continue as a going concern. Management's plans in regard to these matters are also described in Note 3. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.



Mazars CPA Limited
Certified Public Accountants
Hong Kong
October 14, 2008



                                         COL CHINA ONLINE INTERNATIONAL INC.
                                            (A Development Stage Company)
                                             CONSOLIDATED BALANCE SHEETS



                                                                  Note:         JUNE 30, 2008         JUNE 30, 2007
                                                                         --------------------------    -----------
                                                                            (US$)            (Rmb)          (Rmb)
                                                                       (Illustrative
ASSETS                                                                       only)

CURRENT ASSETS:
    Cash                                                                       9,087         62,445        190,579
    Accounts receivable, net of allowance of Rmb Nil                4           --             --           19,757
     Deposits and other receivables                                 5          3,056         21,000        432,046
                                                                         -----------    -----------    -----------

             Total current assets                                             12,143         83,445        642,382

PROPERTY, OFFICE SPACE AND EQUIPMENT, net                           6           --             --             --
                                                                         -----------    -----------    -----------

TOTAL ASSETS                                                                  12,143         83,445        642,382
                                                                         ===========    ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                     34,594        237,721        718,341
    Business tax payable                                                        --             --          225,668
                                                                         -----------    -----------    -----------

             Total current liabilities                                        34,594        237,721        944,009
                                                                         -----------    -----------    -----------

NON-CURRENT LIABILITIES:
    Payable to majority stockholder                                7a     11,582,239     79,590,829     80,129,352
                                                                         -----------    -----------    -----------

             Total non-current liabilities                                11,582,239     79,590,829     80,129,352
                                                                         -----------    -----------    -----------

Commitments and contingencies                                       8           --             --             --
                                                                         -----------    -----------    -----------

STOCKHOLDERS' DEFICIT:
    Common stock, US$0.001 par value, 100,000,000
         shares authorized and 50,155,000 shares issued,
         outstanding                                                          59,499        408,864        408,864
    Additional paid-in capital                                               176,680      1,214,118      1,214,118
    Accumulated deficit before reentering development stage              (12,181,445)   (83,708,451)   (83,282,716)
    Accumulated deficit from inception of reentering
    development stage                                                        (77,093)      (529,770)          --
    Other comprehensive income                                               417,669      2,870,134      1,228,755
                                                                         -----------    -----------    -----------

             Total stockholders' deficit                                 (11,604,690)   (79,745,105)   (80,430,979)
                                                                         -----------    -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                   12,143         83,445        642,382
                                                                         ===========    ===========    ===========

                                                        F-3



                                                COL CHINA ONLINE INTERNATIONAL INC.
                                                   (A Development Stage Company)
                                               CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                        FOR THE YEAR ENDED             CUMULATIVE
                                                                              --------------------------------------        SINCE
                                                                                                                       REENTERING
                                                                                                                         DEVELOP-
                                                                                                                      MENT  STAGE
                                                                                                                      DECEMBER 10,
                                                                                                                         2007, TO
                                                                              ------------------------     JUNE 30,      JUNE 30,
                                                                                    JUNE 30, 2008           2007           2008
                                                                              ------------------------    ----------    ----------
                                                                                 (US$)         (Rmb)         (Rmb)         (Rmb)
                                                                             (Illustrative
                                                                      Note       only)
CONTINUING OPERATIONS
    General and administrative expenses                                         (136,219)     (936,071)   (1,409,349)     (440,232)
      Other income                                                                  --            --          24,399          --
                                                                              ----------    ----------    ----------    ----------

LOSS FROM CONTINUING OPERATIONS                                                 (136,219)     (936,071)   (1,384,950)     (440,232)
                                                                              ----------    ----------    ----------    ----------

DISCONTINUED OPERATIONS                                                 2
Net revenues:
    Telecommunication                                                              1,404         9,646     1,135,609          --
    Marketing fee - PIERS                                                           --            --         766,072          --
                                                                              ----------    ----------    ----------    ----------

         Total revenues                                                            1,404         9,646     1,901,681          --
                                                                              ----------    ----------    ----------    ----------

Cost of Sales:
    Telecommunication                                                             (4,366)      (30,000)      (89,499)      (30,000)
    Marketing fee - PIERS                                                           --            --        (146,905)         --
                                                                              ----------    ----------    ----------    ----------

         Total cost of sales                                                      (4,366)      (30,000)     (236,404)      (30,000)
                                                                              ----------    ----------    ----------    ----------

Gross (loss) margin                                                               (2,962)      (20,354)    1,665,277       (30,000)
                                                                              ----------    ----------    ----------    ----------

Operating expenses:
   General and administrative expenses                                           (37,548)     (258,025)   (3,088,764)      (81,588)
   Amortization and depreciation                                                    --            --         (83,855)         --
  Provision for impairment loss on property,
      office space and equipment                                                    --            --        (150,194)         --
                                                                              ----------    ----------    ----------    ----------

         Total operating expenses                                                (37,548)     (258,025)   (3,322,813)      (81,588)
                                                                              ----------    ----------    ----------    ----------

Operating loss                                                                   (40,510)     (278,379)   (1,657,536)     (111,588)

   Rental income                                                        12          --            --         797,477          --
   Waive of loan                                                                    --            --          51,236          --
   Other income                                                                   37,682       258,945        42,307        22,050
                                                                              ----------    ----------    ----------    ----------

LOSS FROM DISCONTINUED OPERATIONS                                                 (2,828)      (19,434)     (766,516)      (89,538)
                                                                              ----------    ----------    ----------    ----------
LOSS BEFORE MINORITY INTEREST                                                   (139,047)     (955,505)   (2,151,466)     (529,770)

Minority interest                                                                   --            --            --            --
                                                                              ----------    ----------    ----------    ----------






                                                COL CHINA ONLINE INTERNATIONAL INC.
                                                   (A Development Stage Company)
                                               CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                        FOR THE YEAR ENDED             CUMULATIVE
                                                                              --------------------------------------        SINCE
                                                                                                                       REENTERING
                                                                                                                         DEVELOP-
                                                                                                                      MENT  STAGE
                                                                                                                      DECEMBER 10,
                                                                                                                         2007, TO
                                                                              ------------------------     JUNE 30,      JUNE 30,
                                                                                    JUNE 30, 2008           2007           2008
                                                                              ------------------------    ----------    ----------
                                                                                 (US$)         (Rmb)         (Rmb)         (Rmb)
                                                                             (Illustrative
                                                                      Note       only)

NET LOSS                                                                        (139,047)     (955,505)   (2,151,466)     (529,770)

Other comprehensive income                                                       238,857     1,641,379       771,186       974,390

COMPREHENSIVE INCOME (LOSS)                                                       99,810       685,874    (1,380,280)     (444,620)


Basic And Fully Diluted Loss Per Share                                  2

Loss from continuing operations                                                  (0.0027)      (0.0187)      (0.0276)      (0.0088)
                                                                              ==========    ==========    ==========    ==========
Loss from discontinued operations                                                (0.0001)      (0.0004)      (0.0153)      (0.0018)
                                                                              ==========    ==========    ==========    ==========

Weighted Average Common Share Outstanding                                     50,155,000    50,155,000    50,155,000    50,155,000
                                                                              ==========    ==========    ==========    ==========

                                                               F-5



                                              COL CHINA ONLINE INTERNATIONAL INC.
                                                 (A Development Stage Company)
                                  CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                          FOR THE YEARS ENDED JUNE 30, 2008 AND 2007



                                                                     ACCUMULATED
                                                                         DEFICIT     ACCUMULATED
                                                                          BEFORE    DEFICIT FROM    ACCUMULATED
                                                        ADDITIONAL    REENTERING    INCEPTION OF          OTHER
                                                          PAID-IN    DEVELOPMENT     DEVELOPMENT  COMPREHENSIVE
                                   COMMON STOCK           CAPITAL          STAGE           STAGE         INCOME     TOTAL
                            -----------   -----------   -----------   -----------    -----------    -----------   -----------
                                Number       (Rmb)         (Rmb)         (Rmb)          (Rmb)          (Rmb)         (Rmb)

Balances, June 30, 2006      50,155,000       408,864     1,214,118   (81,131,250)          --          457,569   (79,050,699)

Net loss                           --            --            --      (2,151,466)          --             --      (2,151,466)

Other comprehensive income         --            --            --            --             --          771,186       771,186
                            -----------   -----------   -----------   -----------    -----------    -----------   -----------

Balances, June 30, 2007      50,155,000       408,864     1,214,118   (83,282,716)          --        1,228,755   (80,430,979)

Net loss                           --            --            --        (425,735)      (529,770)          --        (955,505)

Other comprehensive income         --            --            --            --             --        1,641,379     1,641,379
                            -----------   -----------   -----------   -----------    -----------    -----------   -----------

Balances, June 30, 2008      50,155,000       408,864     1,214,118   (83,708,451)      (529,770)     2,870,134   (79,745,105)
                            ===========   ===========   ===========   ===========    ===========    ===========   ===========

                                                              F-6



                                       COL CHINA ONLING INTERNATIONAL INC.
                                          (A Development Stage Company)
                                      CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                  CUMULATIVE
                                                                                                    SINCE
                                                                                                  REENTERING
                                                                                                   DEVELOP-
                                                                 FOR THE YEAR ENDED               MENT STAGE
                                                        -------------------------------------     DECEMBER 10,
                                                                                     JUNE 30,    2007, TO JUNE
                                                              JUNE 30, 2008           2007         30, 2008
                                                        ------------------------    ----------    ----------
                                                            (US$)         (Rmb)       (Rmb)          (Rmb)
                                                      (Illustrative
                                                            only)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                (139,047)     (955,505)   (2,151,466)     (425,734)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
     Amortization and depreciation                            --            --          83,855          --
     Exchange difference                                     7,873        54,103        46,915        (5,727)
    Provision for impairment loss on Property, Office
     Space and Equipment                                      --            --         150,194          --
     Waiver of loans                                          --            --         (51,236)         --
       Write back of provision for staff welfare            (1,746)      (12,000)         --         (12,000)
       Write back of provision for taxation                (32,076)     (220,418)         --        (220,418)
       Write back of deposits received                      (3,181)      (21,859)         --            --
     Change in operating assets and liabilities:
       Decrease (Increase) in:
       Accounts receivable                                   2,875        19,757        72,255        19,757
          Deposits and other receivables                    59,816       411,046          --         387,438
       (Decrease) Increase in:
          Accounts payable and accrued expenses            (65,014)     (446,761)     (224,843)     (525,445)
          Business tax payable                                (764)       (5,250)       (8,718)       (5,250)
                                                        ----------    ----------    ----------    ----------

     Net cash used in operating activities                (171,264)   (1,176,887)   (2,083,044)     (787,379)
                                                        ----------    ----------    ----------    ----------

CASH FLOWS FROM INVESTING ACTIVITIES:
  Purchase of Property, Office Space and Equipment            --            --          (3,333)         --
                                                        ----------    ----------    ----------    ----------

     Net cash used in investing activities                    --            --          (3,333)         --
                                                        ----------    ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Repayment of other loan                                     --            --         (98,764)         --
  Advances from Majority Stockholder                       153,457     1,054,528     2,178,772       729,605
                                                        ----------    ----------    ----------    ----------

     Net cash provided by financing activities             153,457     1,054,528     2,080,008       729,605
                                                        ----------    ----------    ----------    ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                       (840)       (5,775)       (3,290)       (1,133)
                                                        ----------    ----------    ----------    ----------

NET DECREASE IN CASH                                       (18,647)     (128,134)       (9,659)      (58,907)

CASH, beginning of year                                     27,734       190,579       200,238       190,579
                                                        ----------    ----------    ----------    ----------

CASH, end of year                                            9,087        62,445       190,579       131,672
                                                        ==========    ==========    ==========    ==========

                                                       F-7

                       COL CHINA ONLINE INTERNATIONAL INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.       Company Organization and Operations

Nature of Operations - COL China Online International Inc. ("COL International" or the "Company") was incorporated as a Delaware corporation on February 22, 2000, for the purpose of acquiring and conducting the engineering services and the internet related business of Migration Developments Limited, a British Virgin Islands company ("Migration") and raising equity capital to be utilized in the business of Migration. Migration held a 90% equity interest in Shenzhen Knowledge & Communication Co. Ltd. which was a Sino-foreign equity joint venture ("Joint Venture") in the People's Republic of China ("PRC").

Beginning in approximately January 2004, the Company focused its business on internet and telecommunication convergence solutions and customer-specific solutions for the retail industry until November 23, 2007 when its board of directors resolved to cease the operations of such business due to the expiration of the Joint Venture's business license on December 10, 2007. Such business was the only business that the Company operated in the last two fiscal years. The Company has been in an inactive or non-operating status since November 23, 2007, and currently remains as a "shell company", as such term is defined under the Securities Exchange Act of 1934, as amended, with its only activities being those related to maintaining its shell company status and seeking a merger candidate.

After becoming a shell company, the Company has reentered the development stage since December 10, 2007. For the Company's plan of operations following the termination of its business, see note 3 to the consolidated financial statements.

2.       Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of the Company and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Accounting - The amounts included in the financial statements are presented in Renminbi ("Rmb"), which is COL International's functional currency, because the Company's major operations are primarily located in the PRC. For illustrative purposes, the consolidated balance sheet as of June 30, 2008, consolidated statement of operations, consolidated statement of changes in stockholders' deficit and consolidated statement of cash flows for the year then ended have been translated into US dollars at approximately Rmb6.8718 to the US dollar, which was the prevailing exchange rate at June 30, 2008.

Concentration of Credit Risk - Credit risk represents the accounting loss that would be recognized at the reporting date if counterparties failed completely to perform as contracted. Concentrations of credit risk (whether on or off balance sheet) that arise from financial instruments exist for groups of customers or counterparties when they have similar economic characteristics that would cause their ability to meet contractual obligations to be similarly affected by changes in economic or other conditions. COL International's accounts receivable include a limited number of customers. Financial instruments that subject the Company to credit risk consist principally of accounts receivable. When it was operating, the Company generally did not require collateral from its customers. Accounts receivable totaled Rmb19,757 (US$2,591) and Rmb Nil as at June 30, 2007 and 2008, respectively. The Company has made no allowance for doubtful accounts for the year ended June 30, 2007 as all of the receivables had been received in 2008. Thereafter, no accounts receivable arose up to June 30, 2008.

Country Risks - As COL International's primary operations were in the PRC, and will continue to remain in the PRC unless moved out to other geographic areas in connection with an acquisition or merger, the Company is exposed to certain

                       COL CHINA ONLINE INTERNATIONAL INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


foreign company risks not normally associated with entities operating solely in the United States. These risks include, among others, the political, economic and legal environments, and foreign currency exchange. The Company's results may be adversely affected by changes in the political and social conditions in the PRC, and by changes in governmental policies with respect to laws and regulations, anti-inflationary measures, currency conversion and remittance abroad, and rates and methods of taxation, among other things. COL International's management does not believe these risks to be significant. There can be no assurance, however, that changes in political, social, and other conditions will not result in any adverse impact.

Cash  Equivalents  -  COL   International   considers  all  highly  liquid  debt
instruments with original maturities of three months or less to be cash equivalents.

Property, Office Space and Equipment - Property, office space and equipment are recorded at cost less accumulated depreciation and amortization less any impairment loss. Depreciation is computed using the straight-line method over the estimated useful life of the assets, generally twenty years for property, three years for computer equipment and five years for office space and other equipment. Repairs and maintenance are charged to expense as incurred. Material expenditures, which increase the life of an asset, are capitalized and depreciated over the estimated remaining useful life of the asset. The cost of equipment sold, or otherwise disposed of, and the related accumulated depreciation or amortization is removed from the accounts, and any gains or losses are reflected in current operations. Amortization and depreciation expense charged to operations were Rmb83,855 (US$10,998) and Rmb Nil and provision for impairment loss on property, office space and equipment was Rmb 150,194 (US$19,698) and Rmb Nil for the year ended June 30, 2007 and 2008, respectively.

Income Taxes - COL International accounts for income taxes under the liability method of Statement of Financial Accounting Standard (SFAS) No. 109, "Accounting for Income Taxes", whereby current and deferred tax assets and liabilities are determined based on tax rates and laws enacted as of the balance sheet date. Deferred tax expense or benefit represents the change in the deferred tax asset/liability balance.

Revenue Recognition - COL International recognizes revenue at the time the service is rendered or product is delivered and collection is reasonably assured, which generally approximates the time it is accepted by the customer.

Telecommunication income represents the services commission revenues from ISP service and selling IP phones. The Company contracted with telecommunication services companies selling IDD (IP phones) to end-users and received telecommunication services commission income from the agents, which is a percentage of the fees paid by the end users for monthly usage of the phones. Services commission revenue is recognized in the period in which the service is rendered.

Marketing fee is derived from sales of trade data products from Commonwealth Business Media, Inc. ("CBM"). The Company contracted with CBM on revenue sharing basis to promote and market their trade data products to end users in the region of Eastern China. Marketing fee is recognized upon referring customer sales orders to CBM and is recognized on a net basis.

Impairment of Long-Lived Assets - COL International has adopted SFAS No. 121, "Accounting for the Impairment of Long-Lived Assets and for Long-Lived Assets to be Disposed Of". In the event that facts and circumstances indicate that the carrying value of long-lived assets may be impaired, an evaluation of recoverability would be performed. If an evaluation is required, the estimated future undiscounted cash flows associated with the asset would be compared to the asset's carrying amount to determine if a write-down to market value or discounted cash flow value is required.

                       COL CHINA ONLINE INTERNATIONAL INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


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

Fair Value of Financial  Instruments - The  estimated  fair values for financial instruments under SFAS No.107, "Disclosures about Fair Value of Financial Instruments", are determined at discrete points in time based on relevant market information. These estimates involve uncertainties and cannot be determined with precision. The estimated fair values of COL International's financial instruments, which includes cash, accounts receivable and accounts payable, approximates their carrying value in the financial statements. The fair value of advances from COL International's majority stockholder, which are without interest, cannot be estimated due to the relationship between the entities.

Comprehensive Income - The Company accounts for comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined therein, refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. Other comprehensive income for the years ended June 30, 2007 and 2008 represented gain from foreign currency translation adjustments mainly on the payable to majority stockholder.

Net Loss Per Share - Basic and diluted net loss per share is computed by dividing net loss for continuing and discontinued operations, respectively by the weighted average number of common stock outstanding.

Pursuant to the Company's 2000 Stock Option Plan, options may be granted to purchase an aggregate of 4,000,000 shares of common stock to key employees and other persons who have or are contributing to the Company's success. As of June 30, 2007 and 2008, no options had been granted under the 2000 plan.

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

                       COL CHINA ONLINE INTERNATIONAL INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Operating Leases - Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Rental receivables and payables under operating leases are recognized as income and expenses, respectively, on the straight-line basis over the lease term.

Discontinued Operations - On November 23, 2007, the board of directors has resolved to cease the operations of the only business of the Company upon the expiration of the Joint Venture's business license on December 10, 2007.

The Company reported such cessation as discontinued operations during the year and the audited financial results of the discontinued operations for the corresponding year ended June 30, 2007 in the accompanying consolidated financial statements have been restated, on the same basis accordingly, in accordance with SFAS 144 "Accounting for the Impairment or Disposal of Long-Lived Assets".

Recent Accounting Pronouncements

In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of this Statement is not expected to have a material effect on the Company's Consolidated Financial Statements.

In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), which gives entities the option to measure eligible financial assets, and financial liabilities at fair value under other instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company's first fiscal year after November 15, 2007. The Company is currently evaluating the impact of adopting this Statement.

In December 2007, the FASB issued SFAS No. 141R, Business Combinations ("SFAS 141R"), which broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and stipulated that acquisition related costs be expensed rather than included as part of the basis of the acquisition. SFAS 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for all transactions entered into, on or after January 1, 2009.

In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 ("SFAS 160"). SFAS 160 requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be identified in the consolidated financial statements. SFAS 160 also calls for consistency in the manner of reporting changes in the parent's ownership interest and required fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective on January 1, 2009. The adoption of this Statement is not expected to have a material effect on the Company's Consolidated Financial Statements.

                       COL CHINA ONLINE INTERNATIONAL INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - An Amendment of SFAS No. 133 ("SFAS 161"). SFAS 161 expands the disclosure requirements in SFAS 133, regarding an entity's derivative instruments and hedging activities. SFAS 161 is effective on January 1, 2009. The adoption of this Statement is not expected to have a material effect on the Company's Consolidated Financial Statements.

In May 2008, the FASB issued SFAS No. 162, The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for non-governmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of the adoption of SFAS 162 on its consolidated financial statements.

In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60 ("SFAS 163") to require that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation and clarifies how Statement 60 applies to financial guarantee insurance contracts. The adoption of this Statement is not expected to have a material impact on the Company's financial position or results of operations.


3.       Termination of Operations

The accompanying consolidated financial statements have been prepared assuming COL International will continue operating as a going concern. On November 23, 2007, the Board of Directors resolved to cease the Company's primary operations due to the expiration of the Joint Venture's business license on December 10, 2007. The Company has used the amounts collected from its accounts receivable and deposits paid and cash on hand to pay any outstanding liabilities or accounts payable, and expects that the remaining liabilities will be undertaken by Honview. The Company does not expect any assets to remain outstanding or to be available for distribution to the parties of the Joint Venture or stockholders of the Company.

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

The majority of the Company's business activities were suspended effective July 2007, and on November 23, 2007, the board of directors has resolved to cease the operations of the only business of the Company upon expiration of the Joint



                       COL CHINA ONLINE INTERNATIONAL INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


Venture's  business  license on December 10, 2007.  Since December 10, 2007, the
Company reentered the development stage. It is expected that the Company will remain in such status until a business combination is taken place.

In  accordance  with  the  applicable   accounting  guidance,   the  assets  and
liabilities  associated  related to the  operations  with the Joint Venture have been separately  disclosed in note 9 to the consolidated  financial  statements.
Discontinued  operations  are  reported  as  a  separate  component  within  the
Consolidated Statement of Operations outside of loss from continuing operations.
As a result,  net  revenues  or cost of sales all of which  related to the Joint
Venture are no longer  reported  separately  in the  Consolidated  Statements of
Operations.

As a result of the expiration of the Joint Venture's business license on December 10, 2007, the Company reentered the development stage. The results of operations that have accumulated since the Company reentered the development stage are presented in the Consolidate Statement of Operations. The accumulated deficit before reentering development stage and the accumulated deficit since reentering the development stage (inception) have been separately presented in the Balance Sheet, Consolidated Statement of Changes in Stockholders' Deficit and the Consolidated Statement of Cash Flows for the period from December 10, 2007 (inception) to June 30, 2008.

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

In view of the above-mentioned plan, the Company's ability to continue as a going concern is dependent upon several factors, including, but not limited to, continuing financial support from Honview International Limited ("Honview"), which is now a majority stockholder of the Company, the successfulness of a possible business combination and whether the post-combination business would be able to achieve and maintain profitable operations and to raise additional capital. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company believes that Honview will continue to provide funding during the forthcoming year.


4.       Accounts Receivable

The following information summarizes accounts receivable at:

                                                      June 30, 2008                June 30, 2007
                                            ----------------------------------    ---------------
                                                   (US$)                (Rmb)             (Rmb)
                                            (Illustrative
                                                   Only)

         Trade receivables                             -                    -           19,757
                                            ===============      =============    ===============

                                               F-13



                                  COL CHINA ONLINE INTERNATIONAL INC.
                                     (A Development Stage Company)
                              NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


5.       Deposits and Other Receivables

The following information summarizes deposits and other receivables at:


                                                           June 30, 2008                     June 30,
                                                                                                 2007
                                                  ---------------------------------      -------------
                                                        (US$)                (Rmb)              (Rmb)
                                                  (Illustrative
                                                        Only)

         Rental deposits                                   3,056             21,000            208,932
         Trade deposit paid                                 -                  -               199,600
         Other receivables                                  -                  -                23,514
                                                  --------------       ------------      -------------

                                                           3,056             21,000            432,046
                                                  ==============       ============      =============


6.       Property, Office Space and Equipment

Property, office space and equipment consist of the following:

                                                                                             June 30,
                                                             June 30, 2008                       2007
                                                  ---------------------------------      -------------
                                                           (US$)            (Rmb)             (Rmb)
                                                  (Illustrative
                                                           Only)

        Vehicles                                          41,565            285,622            285,622
        Computer equipment                               684,204          4,701,715          4,701,715
        Computer software                                571,532          3,927,454          3,927,454
        Office furniture                                  27,820            191,174            191,174
        Other equipment                                  228,148          1,567,787          1,567,787
                                                  --------------       ------------      -------------


                                                       1,553,269         10,673,752         10,673,752
        Less :   Accumulated depreciation and
                   amortization                       (1,553,269)       (10,673,752)       (10,673,752)
                                                  --------------       ------------      -------------

                                                            -                  -                  -
                                                  ==============       ============      =============

                                                    F-14



                                          COL CHINA ONLINE INTERNATIONAL INC.
                                             (A Development Stage Company)
                                      NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



7.       Payable To Related Party



                                                                              June 30, 2008                   June 30,
                                                                                                                  2007
                                                                        ---------------------------         ----------
                                                                            (US$)           (Rmb)              (Rmb)
                                                                    (Illustrative
                                                                            Only)

         Majority stockholder of COL International
          (Note a)                                                      11,582,239       79,590,829         80,129,352
                                                                        ==========       ==========         ==========

All payables with related party are without interest or collateral.

Note:

a. Pursuant to the Loan Agreement, Honview International Limited, the ultimate holding company of the Company, agreed to lend Migration its cash needs, from time to time, at any time until January 1, 2004 up to an aggregate principal amount of US$8 million. As a result of Migration becoming a wholly owned subsidiary of the Company, any amounts loaned from Honview prior to February 8, 2001, the effective date of the registration statement related to the Company's initial public offering, may be paid at the option of Honview, by converting, at any time after October 10, 2001, part or all the unpaid principal amount of the loan into shares of the Company's common stock, at a price equal to the greater of $1.20 per share or 90 percent of the average weighted trading price of the common stock for the 20 trading days preceding the date of notice of exercise of conversion. Any amounts loaned from Honview after the effective date of this registration statement may be paid, at the option of Honview, by converting, at any time after October 10, 2001, part or all the unpaid principal amount of the loan into shares of the Company's common stock, at a price equal to the greater of $1.20 per share or 110 percent of weighted average trading price of common stock for the 20 trading days preceding the date of the loan.

There has been no change to the above loan condition during the year to June 30, 2008. In addition, during the year, Honview has undertaken to make available adequate funds to the Company as and when required to maintain the Company as a going concern.

The Company has recorded other comprehensive income of Rmb 771,186 (US$101,142) and Rmb1,641,379 (US$238,857) for the year ended June 30, 2007 and 2008, respectively, directly into the Stockholders' deficit. This comprehensive income is the result of an unrealized gain on translation of United States dollar payable to Honview from US$ to Rmb on consolidation.

8.       Commitments and Contingencies

i) Operating Leases Payable - As of June 30, 2008 and 2007, the Company has no non-cancellable lease commitments and Rmb986,508 (US$129,381) to be paid in 2008, respectively.

     Rental expense  charged to operations  was  Rmb1,053,493  (US$138,167)  and
     Rmb55,300   (US$8,047)   for  the  year  ended  June  30,  2007  and  2008,
     respectively.

                                      F-15



                       COL CHINA ONLINE INTERNATIONAL INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS



ii) Operating Leases Receivable - As of June 30, 2008 and 2007, the Company has no non-cancellable lease commitments and Rmb727,737 (US$95,443) to be received in 2008, respectively, which will be recorded as rental income.

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

9.       Discontinued Operations

On November 23, 2007, the board of directors resolved to cease the operations of the only business of the Company upon the expiration of the Joint Venture's business license on December 10, 2007. The discontinued operations had been reported as a separate component within Consolidated Statement of Operations outside of loss from continuing operations. Assets and liabilities of the discontinued operations, which have been included in the Consolidated Balance
Sheets, were as follows:

                                                                                                      June 30,
                                                                     June 30, 2008                      2007
                                                               (US$)               (Rmb)                (Rmb)
                                                      (Illustrative
                                                               Only)
Deposits and other receivables                                   3,056              21,000              451,803

Accounts payable and accrued expenses                              -                   -                328,627
                                                      -----------------   ----------------     ----------------

Net assets                                                       3,056              21,000              123,176
                                                      =================   ================     ================

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

                                      F-16

                       COL CHINA ONLINE INTERNATIONAL INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


No provision for PRC income tax has been provided for in the financial statements as the Joint Venture in the PRC was operating at a loss for the periods presented.

In addition, the Joint Venture is subject to business taxes in the PRC and are required to pay 5% of revenues generated from marketing and value added services, computer software, and network development.

Migration  operates in Hong Kong where the  statutory  tax rate is 16.5%  (2007:
17.5%) on assessable income arising in Hong Kong. Migration is exempt from any BVI income taxes under BVI International Business Act for its operations being located only in Hong Kong.

The Company has a net operating loss (NOL) carryforward for tax reporting purposes in the PRC of approximately Rmb15,000,000 and Rmb Nil for the year ended June 30, 2007 and 2008, respectively.

Under PRC taxation laws, NOL of each year can only be carried forward for a maximum of 5 years. Considering the fact that the Joint Venture's operation was ceased in December 2007 and tax clearance was properly approved, any accumulated NOL should have expired accordingly and not be carried forward. As a result, business tax payables were reversed during the year ended June 30, 2008.

The Company has adopted FASB Interpretation 48 "Accounting or Uncertainty in Income Taxes" ("FIN48") for the year ended June 30, 2008. FIN 48 stated that a tax position should be recognized as a benefit only if it is "more likely than not" that the tax position would be sustained in a tax examination, with a tax examination being presumed to occur. After such examination, the Company had no such tax benefits to be recognized.

No deferred income taxes are provided as there are no temporary differences between the tax and book basis of assets and liabilities due to the current status of the Company as a shell company.

11.      Major Customers

The following customers totaled more than 10% of sales:


                                        Year ended June 30
                                        -------------------------------
                                        2008          2007

         A                              100%          9%
         B                              0%            23%
         C                              0%            13%

12.      Rental Income

The Company received rental income from three related companies subject to common significant influence for an amount of Rmb797,477 (US$104,590) and Rmb Nil for the years ended June 30, 2007 and 2008, respectively.

                       COL CHINA ONLINE INTERNATIONAL INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


13.      Pension Costs

As stipulated by PRC regulations, the Company maintains a defined contribution retirement plan for all of its employees who are residents of PRC. All retired employees of the Company are entitled to an annual pension equal to their basic annual salary upon retirement. The Company contributed to state sponsored retirement plan approximately 32.5% - 48% of the basic salary of its employees and has no further obligations for the actual pension payments or post-retirement benefits beyond the annual contributions. The state sponsored retirement plan is responsible for the entire pension obligation payable to all employees. The pension expenses were Rmb275,769 (US$36,167) and Rmb16,769 (US$2,440) for the years ended June 30, 2007 and 2008, respectively.

                                  Exhibits List

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

10.15               COL  International's  Loan Agreement dated December 21, 2000
                    (4)

21                  Subsidiaries of the Registrant (5)

31 Rule 13a-14(a)/15a-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32 Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002
----------

*                   Designates  a  management   contract  or  compensatory  plan
                    required  to be filed as an Exhibit  to this  Report on Form
                    10-K

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