Form 10-Q
period 2008-09-30
COL CHINA ONLINE INTERNATIONAL INC
filed 2008-11-14
CIK 1114274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                              ---------------------

                                   FORM 10 - Q

                              ---------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended September 30, 2008.

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

Large Accelerated Filer [   ]                    Accelerated Filer [   ]
Non-accelerated Filer [   ]                      Smaller Reporting Company [ X ]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

As of May 14, 2008, the registrant had outstanding 50,155,000 shares of its common stock, par value $.001.

Transitional Small Business Disclosure Format (Check One): YES [ ] NO [X]

                       COL China Online International Inc.

                               REPORT ON FORM 10-Q

                     For the Period Ended September 30, 2008

                                Table of Contents

                                                                        Page No.

PART I.  FINANCIAL INFORMATION

Item 1   Financial Statements:
         Consolidated Balance Sheets as of September 30, 2008
           (unaudited) and June 30, 2008                                    1
         Consolidated Statements of Operations for the three months
           ended September 30, 2008 and 2007 (unaudited)                    2
         Consolidated Statements of Changes In Stockholders' Deficit
           for the period ended September 30, 2008 (unaudited)              4
         Consolidated Statements of Cash Flows for the three months
           ended September 30, 2008 and 2007 (unaudited)                    5
         Notes to Consolidated Financial Statements                         6
Item 2   Management's Discussion and Analysis or Plan of Operation         13
Item 3   Quantitative and Qualitative Disclosures About Market Risk        15
Item 4   Controls and Procedures                                           15

PART II. OTHER INFORMATION

Item 1   Legal Proceedings                                                 15
Item 2   Unregistered Sales of Equity Securities and Use of Proceeds       15
Item 3   Defaults Upon Senior Securities                                   16
Item 4   Submissions of Matters to a Vote of Security Holders              16
Item 5   Other Information                                                 16
Item 6   Exhibits                                                          16

Signature Page                                                             17
Exhibit 31.1 Certification
Exhibit 32.1 Certification


                                   PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                 COL CHINA ONLINE INTERNATIONAL INC.
                                     CONSOLIDATED BALANCE SHEETS


                                                           SEPTEMBER 30, 2008 (unaudited)  JUNE 30, 2008
                                                           ------------------------------  -------------
                                                       Note      (US$)         (Rmb)           (Rmb)
                                                             (Illustrative
ASSETS                                                           only)
------

CURRENT ASSETS:
    Cash                                                            7,890         54,087         62,445
     Deposits and other receivables from discontinued
      operations                                         7          3,063         21,000         21,000
                                                              -----------    -----------    -----------

             Total current assets                                  10,953         75,087         83,445

PROPERTY, OFFICE SPACE AND EQUIPMENT, net of full
    depreciation                                                     --             --             --
                                                              -----------    -----------    -----------

TOTAL ASSETS                                                       10,953         75,087         83,445
                                                              ===========    ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                          41,028        281,251        237,721
                                                              -----------    -----------    -----------

             Total current liabilities                             41,028        281,251        237,721
                                                              -----------    -----------    -----------

NON-CURRENT LIABILITIES:
    Payable to majority stockholder                      8     11,620,381     79,658,877     79,590,829
                                                              -----------    -----------    -----------

             Total non-current liabilities                     11,620,381     79,658,877     79,590,829
                                                              -----------    -----------    -----------

Commitments and contingencies                            9

STOCKHOLDERS' DEFICIT:
    Common stock, US$0.001 par value, 100,000,000
         shares authorized and 50,155,000 shares
         issued, outstanding                                       59,644        408,864        408,864
    Additional paid-in capital                                    177,111      1,214,118      1,214,118
    Accumulated deficit before reentering
         development stage                                    (12,211,121)   (83,708,451)   (83,708,451)
    Accumulated deficit from inception
         of reentering development stage                         (100,276)      (687,408)      (529,770)
    Other comprehensive income                                    424,186      2,907,836      2,870,134
                                                              -----------    -----------    -----------

             Total stockholders' deficit                      (11,650,456)   (79,865,041)   (79,745,105)
                                                              -----------    -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                     10,953         75,087         83,445
                                                              ===========    ===========    ===========

Translation of amounts from Rmb into US$ for the convenience of the reader has been made at the exchange rate of US$1.00 = Rmb 6.855. No representation is made that the Rmb amounts could have been, or could be, converted into US$, at that rate on September 30, 2008 or at any other rate.

         The financial statements should be read in conjunction with the accompanying notes.


                              COL CHINA ONLINE INTERNATIONAL INC.
                             CONSOLIDATED STATEMENTS OF OPERATIONS
                                          (UNAUDITED)


                                                                                      CUMULATIVE
                                                                                        SINCE
                                                                                      REENTERING
                                                                                     DEVELOPMENT
                                                                                       STAGE ON
                                                   FOR THE THREE MONTHS ENDED        DECEMBER 10,
                                            ----------------------------------------    2007 TO
                                                                       SEPTEMBER 30,  SEPTEMBER
                                               SEPTEMBER 30, 2008          2007        30, 2008
                                            ------------------------    ----------    ----------
                                      Note    (US$)         (Rmb)          (Rmb)         (Rmb)
                                          (Illustrative
                                              only)

CONTINUING OPERATIONS
General and administrative expenses            (22,087)     (151,412)     (228,642)     (591,645)
                                            ----------    ----------    ----------    ----------

Loss from continuing operation                 (22,087)     (151,412)     (228,642)     (591,645)
                                            ----------    ----------    ----------    ----------

DISCONTINUED OPERATIONS                7
Net loss attributable to
  discontinued operations                         (908)       (6,226)     (111,800)      (95,763)
                                            ----------    ----------    ----------    ----------

Loss before minority interest                  (22,995)     (157,638)     (340,442)     (687,408)
                                            ----------    ----------    ----------    ----------

Minority interest                                 --            --            --            --

NET LOSS                                       (22,995)     (157,638)     (340,442)     (687,408)

Other comprehensive income
  - Foreign currency translation                 5,500        37,702       228,023     1,012,092
                                            ----------    ----------    ----------    ----------

COMPREHENSIVE (LOSS) INCOME                    (17,495)     (119,936)     (112,419)      324,684
                                            ==========    ==========    ==========    ==========



Translation of amounts from Rmb into US$ for the convenience of the reader has been made at the exchange rate of US$1.00 = Rmb 6.855. No representation is made that the Rmb amounts could have been, or could be, converted into US$, at that rate on September 30, 2008 or at any other rate.

     The financial statements should be read in conjunction with the accompanying notes.


                               COL CHINA ONLINE INTERNATIONAL INC.
                              CONSOLIDATED STATEMENTS OF OPERATIONS
                                           (UNAUDITED)


                                                                                     CUMULATIVE
                                                                                        SINCE
                                                                                     REENTERING
                                                                                     DEVELOPMENT
                                                                                      STAGE ON
                                                    FOR THE THREE MONTHS ENDED       DECEMBER 10,
                                               ------------------------------------     2007 TO
                                                                         SEPTEMBER    SEPTEMBER
                                                 SEPTEMBER 30, 2008       30, 2007     30, 2008
                                               -----------------------   ----------   ----------
                                          Note    (US$)       (Rmb)         (Rmb)       (Rmb)
                                              (Illustrative
                                                  only)

Basic and Fully Diluted Loss Per Share      6

From continuing operations                        (0.0004)     (0.0030)     (0.0046)     (0.0118)
                                               ==========   ==========   ==========   ==========

From discontinued operations                      (0.0000)     (0.0001)     (0.0022)     (0.0019)
                                               ==========   ==========   ==========   ==========

Weighted Average Common
  Shares Outstanding                           50,155,000   50,155,000   50,155,000   50,155,000
                                               ==========   ==========   ==========   ==========



Translation of amounts from Rmb into US$ for the convenience of the reader has been made at the exchange rate of US$1.00 = Rmb 6.855. No representation is made that the Rmb amounts could have been, or could be, converted into US$, at that rate on September 30, 2008 or at any other rate.

     The financial statements should be read in conjunction with the accompanying notes.


                                                COL CHINA ONLINE INTERNATIONAL INC.
                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                        FOR THE PERIOD ENDED SEPTEMBER 30, 2008 (UNAUDITED)


                                                                      Accumulated
                                                                        deficit      Accumulated
                                                                         before     deficit from    Accumulated
                                                         Additional    reentering   inception of       other
                                                           paid-in     development   development   comprehensive
                                   Common stock            capital        stage          stage         income         Total
                             -------------------------   -----------   -----------    -----------    -----------   -----------
                                Number        (Rmb)         (Rmb)         (Rmb)          (Rmb)          (Rmb)         (Rmb)

Balance June 30, 2007         50,155,000       408,864     1,214,118   (83,282,716)          --        1,228,755   (80,430,979)
Net loss for the year               --            --            --        (425,735)      (529,770)          --        (955,505)
Other comprehensive
   income                           --            --            --            --             --        1,641,379     1,641,379
                             -----------   -----------   -----------   -----------    -----------    -----------   -----------

Balance July 1, 2008          50,155,000       408,864     1,214,118   (83,708,451)      (529,770)     2,870,134   (79,745,105)
Net loss for the period             --            --            --            --         (157,638)          --        (157,638)
Other comprehensive
   income                           --            --            --            --             --           37,702        37,702
                             -----------   -----------   -----------   -----------    -----------    -----------   -----------

Balance September 30, 2008    50,155,000       408,864     1,214,118   (83,708,451)      (687,408)     2,907,836   (79,865,041)
                             ===========   ===========   ===========   ===========    ===========    ===========   ===========





Translation of amounts from Rmb into US$ for the convenience of the reader has been made at the exchange rate of US$1.00 =
Rmb 6.855. No representation is made that the Rmb amounts could have been, or could be, converted into US$, at that rate on September 30, 2008 or at any other rate.

                        The financial statements should be read in conjunction with the accompanying notes.


                                      COL CHINA ONLINE INTERNATIONAL INC.
                               CONSOLIDATED STATEMENTS OF CASH FLOWS (UNAUDITED)

                                                                                                     CUMULATIVE
                                                                                                        SINCE
                                                                                                     REENTERING
                                                                                                     DEVELOPMENT
                                                                                                      STAGE ON
                                                            FOR THE THREE MONTHS ENDED               DECEMBER 10,
                                                  ---------------------------------------------        2007 TO
                                                                                   SEPTEMBER 30,     SEPTEMBER 30,
                                                        SEPTEMBER 30, 2008             2007              2008
                                                  -----------------------------     -----------       -----------
                                                      (US$)            (Rmb)           (Rmb)             (Rmb)
                                                 (Illustrative
                                                      only)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                           (22,995)        (157,638)        (340,442)        (687,408)

  Adjustments to reconcile net loss to net cash used in operating activities:

     Change in operating assets and liabilities:
       Decrease in:
         Accounts receivable                            --               --             19,757             --
         Deposit and other receivables                  --               --             13,384           23,608
       Increase (Decrease) in:
         Accounts payable and accrued
          expenses                                     6,350           43,530          (75,885)         100,355
         Business tax payable                           --               --             (5,250)            --
         Exchange difference                             175            1,199            7,703           32,979
                                                    --------         --------         --------         --------

     Net cash used in operating activities           (16,470)        (112,909)        (380,733)        (530,466)
                                                    --------         --------         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from majority stockholder                  15,270          104,674          243,345          456,268
                                                    --------         --------         --------         --------

  Net cash provided by financing activities           15,270          104,674          243,345          456,268
                                                    --------         --------         --------         --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                  (19)            (123)            (533)          (3,387)
                                                    --------         --------         --------         --------

NET DECREASE IN CASH                                  (1,219)          (8,358)        (137,921)         (77,585)

CASH, beginning of period                              9,109           62,445          190,579          131,672
                                                    --------         --------         --------         --------

CASH, end of period                                    7,890           54,087           52,658           54,087
                                                    ========         ========         ========         ========


Translation of amounts from Rmb into US$ for the convenience of the reader has been made at the exchange rate of US$1.00 = Rmb 6.855. No representation is made that the Rmb amounts could have been, or could be, converted into US$, at that rate on September 30, 2008 or at any other rate.

            The financial statements should be read in conjunction with the accompanying notes.

                                                   5

                       COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


1.   Company Organization and Operations

     Nature of Operations - COL China Online International Inc. ("COL International" or the "Company") was incorporated as a Delaware corporation on February 22, 2000, for the purpose of acquiring and conducting the engineering services and the internet related business of Migration Developments Limited, a British Virgin Islands company ("Migration"), and raising equity capital to be utilized in the business of Migration. Migration held a 90% equity interest in Shenzhen Knowledge & Communication Co. Ltd., which was a Sino-foreign equity joint venture ("Joint Venture") in the People's Republic of China ("PRC").

     As more fully explained in note 3 to these financial statements, the Company terminated its operations effective December 10, 2007 and has become a shell company. After becoming a shell company, the Company reentered the development stage on December 10, 2007. For the Company's plan of operations following the termination of its business, see note 2 to the consolidated financial statements.


2.   Basis of Presentation

     The accompanying consolidated financial statements have been prepared assuming COL International will continue operating as a going concern. Following the termination of operations as more fully explained in note 3 to these financial statements, the Company's business has been suspended as of July 2007 and the Company will likely seek to enter into a business combination with one or more yet to be identified privately held businesses.

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

     COL International is confident that its majority stockholder, Honview International Limited ("Honview"), will continue to provide funding during the forthcoming year.

                       COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements have been prepared on the same basis as the annual financial statements. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2008, which was filed on October 14, 2008. In the opinion of the directors, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2008 and the results of its operations and cash flows for the three-month period then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

     The amounts included in the financial statements are presented in Renminbi ("Rmb"), which is COL International's functional currency, because COL International's operations are primarily located in the PRC. For illustrative purposes, the consolidated balance sheet as at September 30, 2008 and consolidated statement of operations for the three months ended September 30, 2008 and consolidated statement of cash flows for the three months ended September 30, 2008 have been translated into US dollars at approximately 6.855 Rmb to the dollar, which was the exchange rate at September 30, 2008.


3.   Termination of Operations

     The accompanying consolidated financial statements have been prepared assuming COL International will continue operating as a going concern. On November 23, 2007, the Board of Directors resolved to cease the Company's primary operations due to the expiration of the Joint Venture's business license on December 10, 2007. The Company has used the amounts collected from its accounts receivable and deposits paid and cash on hand to pay any outstanding liabilities or accounts payable, and will request that, as needed, the remaining liabilities be undertaken by the majority stockholder, Honview. The Company does not expect any assets to remain outstanding or to be available for distribution to the parties of the Joint Venture or stockholders of the Company.

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

                       COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     The majority of the Company's business activities were suspended effective July 2007, and on November 23, 2007, the board of directors has resolved to cease the operations of the only business of the Company upon expiration of the Joint Venture's business license on December 10, 2007. Since December 10, 2007, the Company reentered the development stage. It is expected that the Company will remain in such status until a business combination is taken place.

     In accordance with the applicable accounting guidance, the assets and liabilities associated related to the operations with the Joint Venture have been separately disclosed in note 7 to the consolidated financial statements. Discontinued operations are reported as a separate component within the Consolidated Statement of Operations outside of loss from continuing operations. As a result, net revenues or cost of sales all of which related to the Joint Venture are no longer reported separately in the Consolidated Statements of Operations.

     As a result of the expiration of the Joint Venture licenses on December 10, 2007, the Company reentered the development stage. The results of operations that have accumulated since the Company reentered the development stage are presented in the Consolidated Statement of Operations. The accumulated deficit before reentering development stage and the cumulative financial information since reentering the development stage (inception) has been separately presented in the Balance Sheet, Consolidated Statement of Changes in Stockholders' Deficit and the Consolidated Statement of Cash Flows for the period from December 10, 2007 (inception) to September 30, 2008.

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

     In view of the above-mentioned plan, the Company's ability to continue as a going concern is dependent upon several factors, including, but not limited to, continuing financial support from Honview the successfulness of a possible business combination and whether the post-combination business would be able to achieve and maintain profitable operations and to raise additional capital. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     The Company believes that Honview will continue to provide funding during the forthcoming year.

                       COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


4.   Recently Issued Accounting Standards

     In September 2006, the Financial Accounting Standards Board ("FASB") issued SFAS No. 157, Fair Value Measurements ("SFAS 157"). SFAS 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. SFAS 157 is effective for fiscal years beginning after November 15, 2007. The adoption of this Statement did not have a material effect on the Company's financial statements.

     In February 2007, the FASB issued SFAS No. 159, The Fair Value Option for Financial Assets and Financial Liabilities ("SFAS 159"), which gives entities the option to measure eligible financial assets, and financial liabilities at fair value under other instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company's first fiscal year after November 15, 2007. The Company has not chosen to elect the option.

     In December 2007, the FASB issued SFAS No. 141R, Business Combinations ("SFAS 141R"), which broadens the guidance of SFAS No. 141, extending its applicability to all transactions and other events in which one entity obtains control over one or more other businesses. It broadens the fair value measurement and recognition of assets acquired, liabilities assumed, and interests transferred as a result of business combinations; and stipulated that acquisition related costs be expensed rather than included as part of the basis of the acquisition. SFAS 141R expands required disclosures to improve the ability to evaluate the nature and financial effects of business combinations. SFAS 141R is effective for all transactions entered into, on or after January 1, 2009. The adoption of this Statement is not expected to have a material effect on the Company's financial statements.

     In December 2007, the FASB issued SFAS No. 160, Noncontrolling Interests in Consolidated Financial Statements - An Amendment of ARB No. 51 ("SFAS 160"). SFAS 160 requires a noncontrolling interest in a subsidiary to be reported as equity and the amount of consolidated net income specifically attributable to the noncontrolling interest to be identified in the consolidated financial statements. SFAS 160 also calls for consistency in the manner of reporting changes in the parent's ownership interest and required fair value measurement of any noncontrolling equity investment retained in a deconsolidation. SFAS 160 is effective on January 1, 2009. The adoption of this Statement is not expected to have a material effect on the Company's financial statements.

     In March 2008, the FASB issued SFAS No. 161, Disclosures about Derivative Instruments and Hedging Activities - An Amendment of SFAS No. 133 ("SFAS 161"). SFAS 161 expands the disclosure requirements in SFAS 133, regarding an entity's derivative instruments and hedging activities. SFAS 161 is effective on January 1, 2009. The adoption of this Statement is not expected to have a material effect on the Company's financial statements.

                       COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     In May 2008, the FASB issued SFAS No. 162. The Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for non-governmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of the adoption of SFAS 162 on the Company's financial statements.

     In May 2008, the FASB issued SFAS No. 163, Accounting for Financial Guarantee Insurance Contracts, an interpretation of FASB Statement No. 60 ("SFAS 163") to require that an insurance enterprise recognize a claim liability prior to an event of default (insured event) when there is evidence that credit deterioration has occurred in an insured financial obligation and clarifies how Statement 60 applies to financial guarantee insurance contracts. SFAS 163 is effective for fiscal years beginning after December 15, 2008, and interim periods within those fiscal years. The adoption of this Statement is not expected to have a material impact on the Company's financial statements.

     On September 12, 2008, the FASB issued FASB staff position No. 133-1 (FSP 133-1) and FIN 45-4, Disclosures about credit derivatives and Certain Guarantees - An amendment of SFAS 133 and FIN 45; and Clarification of the Effective Date of SFAS 161. FSP 13-1 and FIN 45-4 expand the disclosure requirement of credit derivatives and guarantees and are effective for reporting periods (annual or interim) ending after November 15, 2008. The adoption of these statements is not expected to have a material effect on the Company's financial statements.

     On October 10, 2008, the FASB issued a FASB Staff Position No. FAS 157-3, Determining the Fair Value of a Financial Asset When the Market For That Assets Is Not Active (FSP 157-3), clarifies the application of SFAS 157 in a market that is not active. Besides, The FASB also issued a FASB Staff Position No. FAS 157-2, Effective Date of FAS 13 Statement No. 157, amending SFAS 157 for non financial assets and non financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis lat least annually, until fiscal years beginning after November 15, 2008, and interim period within these fiscal years. The adoption of these statements is not expected to have a material effect on the Company's financial statements.


5.   Comprehensive Income

     The Company accounts for comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined therein, refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. Other comprehensive income for the three months ended September 30, 2008, represented the gain from foreign currency translation adjustments mainly on the payable to majority stockholder.


                       COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


6.   Net Loss Per Share

     Basic and diluted net loss per share is computed by dividing net loss for continuing and discontinued operations, respectively by weighted average number of common stock outstanding

     Pursuant to the Company's 2000 Stock Option Plan (the "2000 Plan"), options may be granted to purchase an aggregate of 4,000,000 shares of common stock to key employees and other persons who have or are contributing to the Company's success. As of September 30, 2008, no options had been granted under the 2000 Plan.


7.   Discontinued Operations

     On November 23, 2007, the board of directors resolved to cease the operations of the only business of the Company upon the expiration of the Joint Venture's business license on December 10, 2007. The discontinued operations had been reported as a separate component within Consolidated
     Statement of Operations outside of loss from continuing operations.

     The results of the discontinued operations for the period ended September
     30, 2008 are summarized as follows (unaudited):

                                                                                       CUMULATIVE
                                                                                          SINCE
                                                                                       REENTERING
                                                                                       DEVELOPMENT
                                                                                        STAGE ON
                                              FOR THE THREE MONTHS ENDED               DECEMBER 10,
                                    ----------------------------------------------        2007 TO
                                                                      SEPTEMBER 30,    SEPTEMBER 30,
                                         SEPTEMBER 30, 2008               2007             2008
                                    ----------------------------       ----------       ----------
                                        (US$)           (Rmb)            (Rmb)             (Rmb)
                                   (Illustrative
                                       only)

     Turnover                             --               --              9,646             --
     Cost of sales                        --               --               --            (30,000)
     Operating expenses                   (910)          (6,239)        (121,471)         (87,827)
     Other income                            2               13               25           22,064
                                      --------         --------         --------         --------

     Loss before taxation                 (908)          (6,226)        (111,800)         (95,763)
                                      ========         ========         ========         ========

     Loss before minority interest        (908)          (6,226)        (111,800)         (95,763)
                                      ========         ========         ========         ========

     Net loss attributable to
       discontinued operations            (908)          (6,226)        (111,800)         (95,763)
                                      ========         ========         ========         ========




                       COL CHINA ONLINE INTERNATIONAL INC.
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS


     Assets and liabilities of the discontinued operations, which have been included in the Consolidated Balance Sheets, were as follows (unaudited):

                                                                   SEPTEMBER
                                         SEPTEMBER 30, 2008        30, 2007
                                      ------------------------     ---------
                                          (US$)        (Rmb)         (Rmb)
                                      (Illustrative
                                          Only)

     Deposits and other receivables       3,063        21,000        21,000
                                         ------        ------        ------

     Net assets                           3,063        21,000        21,000
                                         ======        ======        ======


8.   Payable to Majority Shareholder

     The amount due is unsecured, interest-free and repayment on demand. The fair value of the advance from majority stockholder, which is interest-free, cannot be estimated reliably due to the relationship between the stockholder and the Company.


9.   Commitments and Contingencies

     As of September 30, 2008 and June 30, 2008, the Company had no material outstanding commitments and contingencies.


10.  Income Taxes

     The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which each entity is domiciled. The Company did not make any tax provision in view of the losses incurred.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This document contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. When used in this document, the words "expects", "anticipates", "intends" and "plans" and similar expressions are intended to identify certain of these forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed in this document. Factors that could cause or contribute to such difference include those discussed below and in the Annual Report on Form 10-K for the year ended June 30, 2008.

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

Accounting Treatment After Termination of Operations - In connection with the expiration of the Joint Venture license on December 10, 2007 and in accordance with the applicable accounting guidance, all assets and liabilities associated with the Joint Venture are separately disclosed in note 7 to the consolidated financial statements. Discontinued operations are reported as a separate component within the Consolidated Statement of Operations outside of loss from continuing operations. As a result, net revenues or cost of sales, all of which related to the Joint Venture, are no longer reported separately in the Consolidated Statements of Operations.

In addition, the Company re-entered the development stage upon the expiration of the Joint Venture license. The results of operations that have accumulated since the Company re-entered the development stage are presented in the Consolidated Statement of Operations. The accumulated deficit before re-entering development stage and the accumulated deficit since re-entering the development stage (inception) have been separately presented in the Balance Sheet, Consolidated Statement of Changes in Stockholders' Deficit and the Consolidated Statement of Cash Flows for the period from December 10, 2007 (inception) to September 30, 2008.

Results of Operations

General and administrative expenses for continuing operations included salaries and other expenses. For the period ended September 30, 2008 and 2007, general and administrative expenses decreased to Rmb151,412 (US$22,087) from Rmb350,113 (US$51,074), respectively, due to the downsizing of operations since the three months ended December 2007.

Revenues for the period ended September 30, 2008 was Rmb nil compared to services commission revenues from telecommunication of Rmb9,646 (US$1,407) for the period ended September 30, 2007. The decrease was due to the Company's cessation of business upon expiration of the Joint Venture's business license in December 2007.

Operating expenses for discontinued operations included bank charges and other expenses. For the period ended September 2008, general and administrative expenses were Rmb6,239 (US$910) when compared to Rmb Nil for the period ended September 30, 2007.

The foregoing revenues and expenses have resulted in net losses of Rmb157,638 (US$22,995) and Rmb340,442 (US$49,663) for the period ended September 30, 2008 and 2007, respectively. The Company expects to continue to incur non-operating expenses as a shell company.

The Company has recorded other comprehensive income of Rmb37,702 (US$5,500) and Rmb228,023 (US$33,263) for the period ended September 30, 2008 and 2007, respectively, directly into the Stockholders' Deficit. This comprehensive income is mainly the result of an unrealized gain on translation of United States dollar advances from, Honview, from US$ to Rmb on consolidation.

Liquidity and Capital Resources

As of September 30, 2008 and June 30, 2008, the Company had a negative working capital of Rmb206,164 (US$30,075) and Rmb154,276 (US$22,505), respectively. As of September 30, 2008, advances from the majority stockholder totaled Rmb79,658,877 (US$11,620,381) compared to advance from the majority stockholder of Rmb79,590,829 (US$11,610,624) as of June 30, 2008. The majority stockholder has confirmed its intention to provide financial support to the Company.

Cash used in operating activities for the three months ended September 30, 2008 was Rmb112,909 (US$16,470) as compared with Rmb380,733 (US$55,541) for the three months ended September 30, 2007. The cash used in operations was to fund operating losses of Rmb157,638 (US$22,995) and Rmb340,442 (US$49,663) for the three months ended September 30, 2008 and 2007, respectively.

Cash flows from financing activities have generally come from advances by the majority stockholder of the Company. During the three months ended September 30, 2008 and 2007, the majority stockholder has advanced Rmb104,674 (US$15,270) and Rmb243,345 (US$35,499), respectively.

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

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 3. Quantitative and Qualitative Disclosures About Market Risk

None.

Item 4. Controls and Procedures

Within the 90-day period prior to the filing of this report, an evaluation was carried out under the supervision and with participation of the Company's management, including the Company's Chief Executive Officer and Principal Financial Officer, of the effectiveness of the Company's disclosure controls and procedures (as defined in Rule 13a-15(e) or Rule 15d-15(e) under the Securities Exchange Act of 1934). Based on his evaluation, as of September 30, 2008, the Company's Chief Executive Officer and Principal Financial Officer has concluded that disclosure controls and procedures are, to the best of his knowledge, effective to ensure that information required to be disclosed by the Company in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms. Subsequent to the date of his evaluation, there were no significant changes in the Company's internal controls or in other factors that could significantly affect these controls, including any corrective actions with regard to significant deficiencies and material weaknesses.

                           PART II - OTHER INFORMATION

Item 1. Legal Proceedings.

None.

Item 2. Unregistered Sales of Equity Securities and Use of Proceeds.

None.

Item 3. Defaults Upon Senior Securities.

None

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

                                             COL CHINA ONLINE INTERNATIONAL INC.

Date: November 12, 2008                      By: /s/ Chi Keung Wong
                                                 -------------------------------
                                                 Chi Keung Wong
                                                 Chief Executive Officer and
                                                 Chief Financial Officer
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