Form 10-Q
period 2008-12-31
COL CHINA ONLINE INTERNATIONAL INC
filed 2009-02-17
CIK 1114274

================================================================================

                UNITED STATES SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                               ------------------

                                   FORM 10 - Q

                               ------------------


         (Mark One)

         [X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended December 31, 2008.

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

                       3176 South Peoria Court, Suite 100
                             Aurora, Colorado, 80014
            --------------------------------------------------------
           (Address of principal executive offices including zip code)

                                 (303) 695-8530
           -----------------------------------------------------------
          (Small Business Issuer telephone number, including area code)

                                       N/A
           -----------------------------------------------------------
          (Former Name or Former Address, if Changed Since Last Report)

Indicate by checkmark whether the registrant: (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days. YES [X] NO [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act.

Large Accelerated Filer [   ]                    Accelerated Filer [   ]
Non-accelerated Filer   [   ]                    Smaller Reporting Company [ X ]
(Do not check if smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

As of February 13, 2009, the registrant had outstanding 50,155,000 shares of its common stock, par value $.001.

Transitional Small Business Disclosure Format (Check One):  YES [  ] NO [X]



                                           COL China Online International Inc.
                                              (A Development Stage Enterprise)
                                                    REPORT ON FORM 10-Q

                                          For the Period Ended December 31, 2008

                                                    Table of Contents

                                                                                                           Page No.
                                                                                                           --------

PART I.  FINANCIAL INFORMATION

Item 1            Financial Statements:
                  Consolidated Balance Sheets as of December 31, 2008 (unaudited) and June 30, 2008              3
                  Consolidated Statements of Operations for the three and six months ended December 31,          4
                    2008 and 2007 (unaudited)
                  Consolidated Statements of Changes In Stockholders' Deficit for the period ended               6
                    December 31, 2008 (unaudited)
                  Consolidated Statements of Cash Flows for the six months ended December 31, 2008 and           7
                    2007 (unaudited)
                  Notes to Consolidated Financial Statements                                                     8
Item 2            Management's Discussion and Analysis or Plan of Operation                                     14
Item 4T           Controls and Procedures                                                                       16

PART II.  OTHER INFORMATION

Item 1            Legal Proceedings                                                                             17
Item 2            Unregistered Sales of Equity Securities and Use of Proceeds                                   17
Item 3            Defaults Upon Senior Securities                                                               17
Item 4            Submissions of Matters to a Vote of Security Holders                                          17
Item 5            Other Information                                                                             17
Item 6            Exhibits                                                                                      17

Signature Page                                                                                                  18
Exhibit 31.1 Certification
Exhibit 32.1 Certification




                         PART I - FINANCIAL INFORMATION

Item 1.  Financial Statements

                                          COL CHINA ONLINE INTERNATIONAL INC.
                                            (A DEVELOPMENT STAGE ENTERPRISE)
                                                      BALANCE SHEETS

                                                                              DECEMBER 31, 2008 (unaudited)           JUNE 30, 2008
                                                                            ---------------------------------       ----------------
                                                                 Note                 (US$)             (Rmb)                (Rmb)
                                                                            (Illustrative
ASSETS                                                                              only)
------

CURRENT ASSETS:
    Cash                                                                            4,709               32,273               62,445
     Deposits and other receivables from discontinued
      operations                                                  7                 3,063               21,000               21,000
                                                                              -----------          -----------          -----------

             Total current assets                                                   7,772               53,273               83,445

PROPERTY, OFFICE SPACE AND EQUIPMENT, net of full
    depreciation                                                                     --                   --                   --

                                                                              -----------          -----------          -----------

TOTAL ASSETS                                                                        7,772               53,273               83,445
                                                                              ===========          ===========          ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                                          25,003              171,380              237,721
                                                                              -----------          -----------          -----------

             Total current liabilities                                             25,003              171,380              237,721
                                                                              -----------          -----------          -----------

NON-CURRENT LIABILITIES:
    Payable to majority stockholder                               8            11,673,701           80,013,881           79,590,829
                                                                              -----------          -----------          -----------

             Total non-current liabilities                                     11,673,701           80,013,881           79,590,829
                                                                              -----------          -----------          -----------
Commitments and contingencies                                     9

STOCKHOLDERS' DEFICIT:
    Common stock, US$0.001 par value, 100,000,000
         shares authorized and 50,155,000 shares
         issued, outstanding                                                       59,652              408,864              408,864
    Additional paid-in capital                                                    177,135            1,214,118            1,214,118
    Accumulated deficit before reentering
         development stage                                                    (12,212,724)         (83,708,451)         (83,708,451)
    Accumulated deficit from inception
         of reentering development stage                                         (139,533)            (956,387)            (529,770)
    Other comprehensive income                                                    424,538            2,909,868            2,870,134
                                                                              -----------          -----------          -----------

             Total stockholders' deficit                                      (11,690,932)         (80,131,988)         (79,745,105)
                                                                              -----------          -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                                         7,772               53,273               83,445
                                                                              ===========          ===========          ===========

Translation of amounts from Rmb into US$ for the convenience of the reader has been made at the exchange rate of US$1.00 =
Rmb 6.8542. No representation is made that the Rmb amounts could have been, or could be, converted into US$, at that rate on
December 31, 2008 or at any other rate.




                                                  COL CHINA ONLINE INTERNATIONAL INC.
                                                   (A DEVELOPMENT STAGE ENTERPRISE)
                                                  CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                 (UNAUDITED)

                                                                                                                      CUMULATIVE
                                                                                                                         SINCE
                                                                                                                      REENTERING
                                                                                                                      DEVELOPMENT
                                                                                                                       STAGE ON
                                               FOR THE THREE MONTHS ENDED            FOR THE SIX MONTHS ENDED         DECEMBER 10,
                                      -------------------------------------------  -----------------------------       2007 TO
                                            DECEMBER 31,     DECEMBER 31,         DECEMBER 31,        DECEMBER 31,    DECEMBER 31,
                                                2008            2007                 2008                2007             2008
                                     ----------------------  ------------  ------------------------- --------------  --------------
                              Note          (US$)      (Rmb)        (Rmb)          (US$)     (Rmb)        (Rmb)          (Rmb)
                                    (Illustrative                         (Illustrative
                                            only)                                  only)

CONTINUING OPERATIONS
General and administrative
  expenses                             (39,183)    (268,565)    (267,196)    (61,273)    (419,977)    (495,838)      (860,210)
                                       -------     --------     --------     -------     --------     --------     ----------

Loss from continuing
  operation                            (39,183)    (268,565)    (267,196)    (61,273)    (419,977)    (495,838)      (860,210)
                                       -------     --------     --------     -------     --------     --------     ----------

DISCONTINUED OPERATIONS        7
Net (loss) profit
  attributable to
  discontinued operations                  (61)        (414)     181,905        (969)      (6,640)      70,104        (96,177)
                                       -------     --------     --------     -------     --------     --------     ----------

Loss before minority
  interest                             (39,244)    (268,979)     (85,291)    (62,242)    (426,617)    (425,734)      (956,387)
                                       -------     --------     --------     -------     --------     --------     ----------

Minority interest                         --           --           --          --           --           --             --

NET LOSS                               (39,244)    (268,979)     (85,291)    (62,242)    (426,617)    (425,734)      (956,387)

Other comprehensive income
  - Foreign currency
  translation                              296        2,032      438,966       5,797       39,734      666,989      1,014,123
                                       -------     --------     --------     -------     --------     --------     ----------

COMPREHENSIVE (LOSS) INCOME            (38,948)    (266,947)     353,675     (56,445)    (386,883)     241,255         57,736
                                       =======     ========     ========     =======     ========     ========     ==========

Translation of amounts from Rmb into US$ for the convenience of the reader has been made at the exchange rate of US$1.00 =
Rmb 6.8542. No representation is made that the Rmb amounts could have been, or could be, converted into US$, at that rate on
December 31, 2008 or at any other rate.



                                                          COL CHINA ONLINE INTERNATIONAL INC.
                                                           (A DEVELOPMENT STAGE ENTERPRISE)
                                                        CONSOLIDATED STATEMENTS OF OPERATIONS
                                                                     (UNAUDITED)
                                                                                                                      CUMULATIVE
                                                                                                                         SINCE
                                                                                                                      REENTERING
                                                                                                                      DEVELOPMENT
                                                                                                                       STAGE ON
                                           FOR THE THREE MONTHS ENDED               FOR THE SIX MONTHS ENDED          DECEMBER 10,
                                    --------------------------------------------  -------------------------------       2007 TO
                                           DECEMBER 31,         DECEMBER 31,        DECEMBER 31,      DECEMBER 31,    DECEMBER 31,
                                               2008                   2007              2008              2007             2008
                                     ------------------------   ------------  ----------------------- -----------   ----------------
                             Note          (US$)         (Rmb)        (Rmb)          (US$)       (Rmb)       (Rmb)            (Rmb)
                                    (Illustrative                           (Illustrative
                                           only)                                     only)

Basic and Fully Diluted
Loss Per Share                6

From continuing operations               (0.0008)     (0.0054)     (0.0053)     (0.0012)     (0.0084)     (0.0099)          (0.0172)
                                      ==========   ==========   ==========   ==========   ==========   ==========   ===============

From discontinued
operations                               (0.0000)     (0.0000)     (0.0036)     (0.0000)     (0.0001)     (0.0014)          (0.0019)
                                      ==========   ==========   ==========   ==========   ==========   ==========   ===============

Weighted Average Common
Shares Outstanding                    50,155,000   50,155,000   50,155,000   50,155,000   50,155,000   50,155,000        50,155,000
                                      ==========   ==========   ==========   ==========   ==========   ==========   ===============

Translation of amounts from Rmb into US$ for the convenience of the reader has been made at the exchange rate of US$1.00 =
Rmb 6.8542. No representation is made that the Rmb amounts could have been, or could be, converted into US$, at that rate on
December 31, 2008 or at any other rate.




                                                 COL CHINA ONLINE INTERNATIONAL INC.
                                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                       CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                              FOR THE PERIOD ENDED DECEMBER 31, 2008
                                                            (UNAUDITED)

                                                                     Accumulated
                                                                         deficit   Accumulated
                                                                          before   deficit from Accumulated
                                                         Additional   reentering   inception of       other
                                                            paid-in  development   development  comprehensive
                                    Common stock            capital        stage         stage       income         Total
                              -----------------------     ---------  -----------      --------    ---------    ----------
                                  Number        (Rmb)         (Rmb)        (Rmb)         (Rmb)        (Rmb)         (Rmb)

Balance as of June 30, 2007   50,155,000      408,864     1,214,118  (83,282,716)            -    1,228,755   (80,430,979)
Net loss for the year                  -            -             -     (425,735)     (529,770)           -      (955,505)
Other comprehensive income             -            -             -            -             -    1,641,379     1,641,379
                              ----------      -------     ---------  -----------      --------    ---------    ----------

Balance as of June 30, 2008   50,155,000      408,864     1,214,118  (83,708,451)     (529,770)   2,870,134   (79,745,105)
Net loss for the period                -            -             -            -      (426,617)           -      (426,617)
Other comprehensive income             -            -             -            -             -       39,734        39,734
                              ----------      -------     ---------  -----------      --------    ---------    ----------

Balance as of December 31,
   2008                       50,155,000      408,864     1,214,118  (83,708,451)     (956,387)   2,909,868    80,131,988
                              ==========      =======     =========  ===========      ========    =========    ==========

Translation of amounts from Rmb into US$ for the convenience of the reader has been made at the exchange rate of US$1.00 =
Rmb 6.8542. No representation is made that the Rmb amounts could have been, or could be, converted into US$, at that rate on
December 31, 2008 or at any other rate.





                                                  COL CHINA ONLINE INTERNATIONAL INC.
                                                  (A DEVELOPMENT STAGE ENTERPRISE)
                                      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS
                                                            (UNAUDITED)

                                                                                                               CUMULATIVE
                                                                                                                  SINCE
                                                                                                               REENTERING
                                                                       FOR THE SIX MONTHS ENDED                DEVELOPMENT
                                                        --------------------------------------------------      STAGE ON
                                                                                                               DECEMBER 10,
                                                                                                                 2007 TO
                                                                                                              DECEMBER 31,
                                                            DECEMBER 31, 2008           DECEMBER 31, 2007        2008
                                                        ------------------------------  ------------------   ----------------
                                                                 (US$)            (Rmb)            (Rmb)            (Rmb)
                                                        (Illustrative
                                                                 only)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                                    (62,242)        (426,617)        (425,734)        (956,387)

  Adjustments to reconcile net loss to net cash
    used in operating activities:
     Write back of provision for staff welfare                   --               --            (12,000)            --
     Write back of provision for taxation                        --               --           (220,418)            --

     Change in operating assets and liabilities:
       Decrease in:
         Accounts receivable                                     --               --             19,757             --
         Deposit and other receivables                           --               --            387,438           23,608
       Decrease in:
         Accounts payable and accrued expenses                 (9,679)         (66,341)        (525,445)          (9,516)
         Business tax payable                                    --               --             (5,250)            --
         Exchange difference                                      185            1,265           (5,727)          33,043
                                                             --------         --------         --------         --------

     Net cash used in operating activities                    (71,736)        (491,693)        (787,379)        (909,252)
                                                             --------         --------         --------         --------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from majority stockholder                           67,324          461,446          729,605          807,897
                                                             --------         --------         --------         --------

  Net cash provided by financing activities                    67,324          461,446          729,605          807,897
                                                             --------         --------         --------         --------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                            12               75           (1,133)           1,956
                                                             --------         --------         --------         --------

NET DECREASE IN CASH                                           (4,400)         (30,172)         (58,907)         (99,399)

CASH, beginning of period                                       9,109           62,445          190,579          131,672
                                                             --------         --------         --------         --------

CASH, end of period                                             4,709           32,273          131,672           32,273
                                                             ========         ========         ========         ========

Translation of amounts from Rmb into US$ for the convenience of the reader has been made at the exchange rate of US$1.00 =
Rmb 6.8542. No representation is made that the Rmb amounts could have been, or could be, converted into US$, at that rate on
December 31, 2008 or at any other rate.



                       COL CHINA ONLINE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.       Company Organization and Operations

         COL China Online International Inc. ("COL International" and its subsidiaries collectively referred to as the "Company") was incorporated as a Delaware corporation on February 22, 2000, for the purpose of acquiring and conducting the engineering services and the internet related business of Migration Developments Limited, a British
         Virgin Islands company ("Migration"), and raising equity capital to be utilized in the business of Migration. Migration held a 90% equity interest in Shenzhen Knowledge & Communication Co. Ltd., which was a
         Sino-foreign equity joint venture ("Joint Venture") in the People's
         Republic of China ("PRC").

         As more fully explained in note 3 to these financial statements, the Company has terminated its operations since December 10, 2007 and has become a shell company. After becoming a shell company, the Company reentered the development stage on December 10, 2007. For the Company's plan of operations following the termination of its business, see note
         3 to these financial statements.

2.       Basis of Presentation

         The accompanying consolidated financial statements have been prepared assuming COL International will continue operating as a going concern.
         Following the termination of operations in December 2007, as more fully explained in note 3 to these financial statements, the Company will likely seek to enter into a business combination with one or more yet to be identified privately held businesses.

         The Company's ability to continue as a going concern is dependent upon several factors, including, but not limited to, continued financial support by its majority stockholder, the realization of assets and liquidation of liabilities that would not result in a substantial deficit, the success of a possible business combination and whether the post-combination business would be able to achieve and maintain profitable operations and to raise additional capital. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

         COL International believes that its majority stockholder, Honview
         International Limited ("Honview"), will continue to provide funding during the forthcoming year.

         The unaudited consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements have been prepared on the same basis as the annual financial statements.
         These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30,
         2008, which was filed on October 14, 2008. In the opinion of the directors, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company as of December 31, 2008 and the results of its operations for the three months and six months then ended and cash flows for the six-month period then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.




                       COL CHINA ONLINE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2.       Basis of Presentation (Continued)

         The amounts included in the financial statements are presented in Renminbi ("Rmb"), which is also COL International's functional currency because the Company's operations are primarily located in the PRC. For illustrative purposes, the consolidated balance sheet as at December
         31, 2008 and consolidated statement of operations for the three months and six months ended December 31, 2008 and consolidated statement of cash flows for the six months ended December 31, 2008 have been translated into US dollars at approximately 6.8542 Rmb to the dollar, which was the exchange rate at December 31, 2008.

3.       Termination of Operations

         The accompanying consolidated financial statements have been prepared assuming COL International will continue operating as a going concern.
         The majority of the Company's business activities were suspended effective July 2007, and on November 23, 2007, the Board of Directors resolved to cease the Company's primary operations due to the expiration of the Joint Venture's business license on December 10, 2007. The Company has used the amounts collected from its accounts receivable and deposits paid and cash on hand to pay any outstanding liabilities or accounts payable, and would request the remaining liabilities to be undertaken by the majority stockholder, Honview. The
         Company does not expect any assets to remain outstanding or to be available for distribution to the parties of the Joint Venture or stockholders of the Company.

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

         In accordance with the applicable accounting guidance, the assets and liabilities related to the operations with the Joint Venture have been separately disclosed in note 7 to the consolidated financial statements. The results of the discontinued operations are reported as a separate component within the Consolidated Statement of Operations outside of loss from continuing operations. The components of the results related to the Joint Venture have been separately disclosed in note 7 to the consolidated financial statements.




                       COL CHINA ONLINE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3.       Termination of Operations (Continued)

         As a result of the expiration of the Joint Venture licenses on December
         10, 2007, the Company reentered the development stage. It is expected that the Company will remain in such status until a business combination has taken place. The results of operations that have accumulated since the Company reentered the development stage are presented in the Consolidated Statement of Operations. The accumulated deficit before reentering development stage and the cumulative financial information since reentering the development stage
         (inception) has been separately presented in the Balance Sheet, Consolidated Statement of Changes in Stockholders' Deficit and the
         Consolidated Statement of Cash Flows for the period from December 10,
         2007 (inception) to December 31, 2008.

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

         In view of the above-mentioned plan, the Company's ability to continue as a going concern is dependent upon several factors, including, but not limited to, continuing financial support from Honview, the successfulness of a possible business combination and whether the post-combination business would be able to achieve and maintain profitable operations and to raise additional capital. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

         The Company believes that Honview will continue to provide funding during the forthcoming year.

4.       Recently Issued Accounting Standards

         In September 2006, the Financial Accounting Standards Board ("FASB") issued No. 157, Fair Value Measurements (" 157"). 157 defines fair value, establishes a framework for measuring fair value in accordance with generally accepted accounting principles, and expands disclosures about fair value measurements. 157 is effective for fiscal years beginning after November 15, 2007. The adoption of this Statement did not have a material effect on the Company's financial statements.

         In February 2007, the FASB issued No. 159, The Fair Value Option for
         Financial Assets and Financial Liabilities (" 159"), which gives entities the option to measure eligible financial assets, and financial liabilities at fair value under other instrument basis, that are otherwise not permitted to be accounted for at fair value under other accounting standards. The election to use the fair value option is available when an entity first recognizes a financial asset or financial liability. Subsequent changes in fair value must be recorded in earnings. This statement is effective as of the beginning of a company's first fiscal year after November 15, 2007. The Company has not chosen to elect the option.




                       COL CHINA ONLINE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.       Recently Issued Accounting Standards (Continued)

         In March 2008, the FASB issued No. 161,  Disclosures  about Derivative
         Instruments and Hedging Activities - An Amendment of No. 133 (" 161").
         161 expands the disclosure requirements in 133, regarding an entity's derivative instruments and hedging activities. 161 is effective on January 1, 2009. The adoption of this Statement is not expected to have a material effect on the Company's financial statements.

         In May 2008, the FASB issued The Hierarchy of Generally Accepted
         Accounting Principles ("SFAS 162"). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S.
         generally accepted accounting principles for non-governmental entities.
         SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411,
         The Meaning of Present Fairly in Conformity with Generally Accepted
         Accounting Principles. The Company is currently evaluating the impact of the adoption of SFAS 162 on the Company's financial statements.

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

         On October 10, 2008, the FASB issued a FASB Staff Position No. FAS
         157-3, Determining the Fair Value of a Financial Asset When the Market
         For That Asset Is Not Active (FSP 157-3), clarifies the application of
         SFAS 157 in a market that is not active. The FASB also issued a FASB
         Staff Position No. FAS 157-2, Effective Date of FAS 13 Statement No.
         157, amending SFAS 157 for non financial assets and non financial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis at least annually, effective for fiscal years beginning after November 15, 2008, and interim periods within these fiscal years. The adoption of these statements is not expected to have a material effect on the Company's financial statements.

5.       Comprehensive Income

         The Company accounts for comprehensive income in accordance with SFAS
         No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined therein, refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. Other comprehensive income for the six months ended December 31, 2008, represented the gain from foreign currency translation adjustments mainly on the Company's payable to its majority stockholder.




                       COL CHINA ONLINE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


6.       Net Loss Per Share

         Basic and diluted net loss per share is computed by dividing net loss for continuing and discontinued operations, respectively, by weighted average number of common stock outstanding.

         Pursuant to the Company's 2000 Stock Option Plan ("2000 Plan"), options may be granted to purchase an aggregate of 4,000,000 shares of common stock to key employees and other persons who have or are contributing to the Company's success. As of December 31, 2008, no options had been granted under the 2000 Plan.

7.       Discontinued Operations

         On November 23, 2007, the board of directors resolved to cease the operations of the only business of the Company upon the expiration of the Joint Venture's business license on December 10, 2007. The discontinued operations have been reported as a separate component within the Consolidated Statement of Operations outside of loss from continuing operations.

         The results of the discontinued operations for the period ended
         December 31, 2008 are summarized as follows:

                                                                                                                      CUMULATIVE
                                                                                                                         SINCE
                                                                                                                      REENTERING
                                                                                                                      DEVELOPMENT
                                                                                                                       STAGE ON
                                           FOR THE THREE MONTHS ENDED               FOR THE SIX MONTHS ENDED          DECEMBER 10,
                                    --------------------------------------------  -------------------------------       2007 TO
                                           DECEMBER 31,         DECEMBER 31,        DECEMBER 31,      DECEMBER 31,    DECEMBER 31,
                                               2008                   2007              2008              2007             2008
                                     ------------------------   ------------  ----------------------- -----------   ----------------
                                           (US$)         (Rmb)        (Rmb)          (US$)       (Rmb)       (Rmb)            (Rmb)
                                    (Illustrative                           (Illustrative
                                           only)                                     only)

Turnover                                   --            --            --            --            --           9,646          --
Cost of sales                              --            --            --            --            --            --         (30,000)
Operating expenses                          (62)         (420)      (54,965)         (972)       (6,659)     (176,436)      (88,246)
Other income                                  1             6       236,870             3            19       236,894        22,069
                                       --------      --------      --------      --------      --------      --------      --------

Loss before taxation                        (61)         (414)      181,905          (969)       (6,640)       70,104       (96,177)
                                       ========      ========      ========      ========      ========      ========      ========
Loss before minority
  interest                                  (61)         (414)      181,905          (969)       (6,640)       70,104       (96,177)
                                       ========      ========      ========      ========      ========      ========      ========

Net loss attributable
  to discontinued
  operations                                (61)         (414)      181,905          (969)       (6,640)       70,104       (96,177)
                                       ========      ========      ========      ========      ========      ========      ========





                       COL CHINA ONLINE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


7.       Discontinued Operations (Continued)

         Assets and liabilities of the discontinued operations, which have been included in the Consolidated Balance Sheets, were as follows:

                                                                                                               JUNE 30,
                                                                          DECEMBER 31, 2008                        2008
                                                                ----------------------------------      ---------------
                                                                        (US$)                (Rmb)                (Rmb)
                                                               (Illustrative
                                                                        Only)

        Deposits and other receivables                                  3,063              21,000              21,000
                                                               --------------      --------------      ---------------

        Net assets                                                      3,063              21,000              21,000
                                                               ==============      ==============      ===============


8.       Payable to Majority Stockholder

         The amount due by the Company to Honview, its majority stockholder, is unsecured, interest-free and repayable on demand. The fair value of the advances from the majority stockholder, which is interest-free, cannot be estimated reliably due to the relationship between the stockholder and the Company.

9.       Commitments and Contingencies

         As of December 31, 2008 and June 30, 2008, the Company had no material outstanding commitments and contingencies.

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

Termination of Operations - The Company focused on the business of providing internet and telecommunication convergence solutions to its customers up to the end of its 2007 fiscal year. Substantially all of the Company's business activities were suspended effectively during the second half of calendar year
2007. On November 23, 2007, the Board of Directors resolved to cease the
Company's primary operations due to the expiration of the Joint Venture's business license on December 10, 2007. The Company has used the amounts collected from its accounts receivables and deposits paid and cash on hand to pay any outstanding liabilities or accounts payable, and expects that the remaining liabilities will be undertaken by Honview. The Company does not expect any assets to remain outstanding or to be available for distribution to the parties of the Joint Venture or shareholders of the Company.

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

Accounting Treatment After Termination of Operations - In connection with the expiration of the Joint Venture license on December 10, 2007 and in accordance with the applicable accounting guidance, all assets and liabilities related to the Joint Venture are separately disclosed in note 7 to the consolidated financial statements. The results of discontinued operations are reported as a separate component within the Consolidated Statement of Operations outside of loss from continuing operations. The components of the results related to the Joint Venture have been separately disclosed in note 7 to the consolidated financial statements.

In addition, the Company reentered the development stage upon the expiration of the Joint Venture license. The results of operations that have accumulated since the Company reentered the development stage are presented in the Consolidated
Statement of Operations. The accumulated deficit before reentering development stage and the accumulated deficit since reentering the development stage
(inception) have been separately presented in the Balance Sheet, Consolidated
Statement of Changes in Stockholders' Deficit and the Consolidated Statement of
Cash Flows for the period from December 10, 2007 (inception) to December 31,
2008.


Results of Operations for the Three and Six Months Ended December 31, 2008
Compared to the Three and Six Month Ended December 31, 2007

Revenues - For the three and six months ended December 31, 2008 and 2007, there were no revenues from operations.

Operating Expenses - General and administrative expenses for continuing operations included mainly salaries and professional fees. General and administrative expenses decreased from Rmb 267,196 for the three months ended
December 31, 2007, to RMB 268,565 for the three months ended December 31, 2008, and from Rmb495,838 for the six months ended December 31, 2007 to Rmb419,977 for the six months ended December 31, 2008, as less expenses were incurred following the suspension of substantially all operations in July 2007 and then reentering the development stage on December 10, 2007.

Operating expenses for discontinued operations included bank charges and other expenses.

The foregoing revenues and expenses have resulted in net losses of Rmb268,979
(US$39,244) and Rmb426,617 (US$62,242) for the three months and six months ended
December 31, 2008, respectively, as compared to net losses of Rmb85,291 and Rmb425,734 for the three months and six months ended December 31, 2007. The
Company expects to continue to incur non-operating expenses as a shell company.

Other Comprehensive Income - The Company has recorded other comprehensive income of Rmb2,032 (US$296) and Rmb39,734 (US$5,797) for the three months and six months ended December 31, 2008 and 2007, respectively, directly into the Stockholders' Deficit. This comprehensive income is mainly the result of an unrealized gain on translation of advances from Honview from US$ to Rmb on consolidation.

Liquidity and Capital Resources

As of December 31, 2008 and June 30, 2008, the Company had a negative working capital of Rmb118,107 (US$17,231) and Rmb154,276 (US$22,505), respectively. As of December 31, 2008, advances from the majority stockholder totaled
Rmb80,013,881 (US$11,673,701) compared to advances from the majority stockholder of Rmb79,590,829 (US$11,610,624) as of June 30, 2008. The majority stockholder has confirmed its intention to provide financial support to the Company.

Cash used in operating activities for the six months ended December 31, 2008 was Rmb491,693 (US$71,736) as compared with Rmb787,379 (US$114,875) for the six months ended December 31, 2007. The cash used in operations was to fund operating losses of Rmb426,617 (US$62,242) and Rmb425,734 (US$62,113) for the six months ended December 31, 2008 and 2007, respectively.

Cash flows from financing activities have generally come from advances by the majority stockholder of the Company. During the six months ended December 31, 2008 and 2007, the majority stockholder has advanced Rmb461,446 (US$67,324) and Rmb729,605 (US$106,446) to the Company, respectively.

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

Item 4T.  Controls and Procedures

Evaluation of Disclosure Controls and Procedures

Our management, with the participation of our chief executive officer and chief financial officer, evaluated the effectiveness of our disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) and pursuant to Rules
13a-15(b) and 15d-15(b) under the Securities Exchange Act of 1934, as amended
(the "Exchange Act") as at December 31, 2008. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on our evaluation, our chief executive officer and chief financial officer concluded that our disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of December 31, 2008 in providing reasonable assurance that information we are required to disclose in reports that we file or submit under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to our management, including our chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting

We regularly review our system of internal control over financial reporting and make changes to our processes and systems to improve controls and increase efficiency, while ensuring that we maintain an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.




There were no changes in our internal controls over financial reporting (as such term is defined under Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this report on Form 10-Q that has materially affected, or is reasonably likely to materially affect our internal control over financial reporting.

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

3.3                Amended and Restated Bylaws (2)

3.4                Sino-Foreign Joint Venture Contract (1) (3)

3.5                Articles of Association of the Sino-Foreign Joint Venture (1)

4.1                Specimen Common Stock Certificate (1)

31.1               Certification of the Chief Executive Officer and Chief Financial Officer (Principal Accounting
                   Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1               Certifications of Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer)
                   pursuant to 18 U.S.C. Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of
                   2002

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

                                      COL CHINA ONLINE INTERNATIONAL INC.


Date:      February 17, 2009          By:   /s/Chi Keung Wong
                                            ------------------------------------
                                            Chi Keung Wong
                                            Chief Executive Officer and
                                            Chief Financial Officer (Principal
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

3.3                Amended and Restated Bylaws (2)

3.4                Sino-Foreign Joint Venture Contract (1) (3)

3.5                Articles of Association of the Sino-Foreign Joint Venture (1)

4.1                Specimen Common Stock Certificate (1)

31.1               Certification  of the Chief  Executive  Officer and Chief  Financial  Officer  (Principal  Accounting
                   Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1               Certifications of Chief Executive Officer and Chief Financial Officer (Principal  Accounting Officer)
                   pursuant to 18 U.S.C.  Section 1350 as adopted pursuant to Section 906 of the  Sarbanes-Oxley  Act of
                   2002
--------------------

(1)      Incorporated by reference from the Company's Form SB-2 Registration Statement dated June 13, 2000 (File No. 333-39208)

(2)      Incorporated by reference from the Company's Amendment No. 3 to Form SB-2 Registration Statement dated January 17, 2001
         (File No. 333-39208)

(3)      Translated into English from Chinese


                                                    Page 19