Form 10-Q
period 2009-03-31
COL CHINA ONLINE INTERNATIONAL INC
filed 2009-05-14
CIK 1114274

UNITED STATES SECURITIES AND EXCHANGE COMMISSION

                             Washington, D.C. 20549

                           --------------------------

                                   FORM 10 - Q

                           --------------------------

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 for the quarterly period ended March 31, 2009.

OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD __________.

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

Large Accelerated Filer [ ]                       Accelerated Filer [ ]
Non-accelerated Filer [ ]  (Do not check if       Smaller Reporting Company [X]
smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). YES [X] NO [ ]

As of May 8, 2009, the registrant had outstanding 50,155,000 shares of its common stock, par value $.001.

Transitional Small Business Disclosure Format (Check One): YES [ ] NO [X]

                       COL China Online International Inc.
                        (A Development Stage Enterprise)
                               REPORT ON FORM 10-Q

                       For the Period Ended March 31, 2009

                                Table of Contents

                                                                        Page No.


PART I.  FINANCIAL INFORMATION

Item 1.  Financial Statements:

         Consolidated Balance Sheets as of March 31, 2009 (unaudited)
         and June 30, 2008.....................................................1

         Consolidated Statements of Operations for the three and nine months ended March 31, 2009 and 2008 (unaudited)......................2

         Consolidated Statements of Changes In Stockholders' Deficit
         for the period ended March 31, 2009 (unaudited).......................4

         Consolidated Statements of Cash Flows for the nine months
         ended March 31, 2009 and 2008 (unaudited).............................5

         Notes to Condensed consolidated Financial Statements..................6

Item 2.  Management's Discussion and Analysis of Financial Condition
         and Results of Operations............................................13

Item 4T. Controls and Procedures..............................................15


PART II. OTHER INFORMATION

Item 1.  Legal Proceedings....................................................16



Item 3.  Defaults Upon Senior Securities......................................16

Item 4.  Submission of Matters to a Vote of Security Holders..................16

Item 5.  Other Information....................................................16

Item 6.  Exhibits.............................................................16

Signature Page................................................................18

Exhibit 31.1 Certification

Exhibit 32.1 Certification


                                  PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                COL CHINA ONLINE INTERNATIONAL INC.
                               CONDENSED CONSOLIDATED BALANCE SHEETS


                                                          MARCH 31, 2009 (unaudited)  JUNE 30, 2008
                                                          --------------------------  -------------
                                                     Note       (US$)          (Rmb)          (Rmb)
                                                        (Illustrative
ASSETS                                                          only)
------

CURRENT ASSETS:
    Cash                                                        8,733         59,779         62,445
    Deposits and other receivables from discontinued
      operations                                       7        3,068         21,000         21,000
                                                          -----------    -----------    -----------

             Total current assets                              11,801         80,779         83,445

PROPERTY, OFFICE SPACE AND EQUIPMENT, net of full
    depreciation                                                 --             --             --
                                                          -----------    -----------    -----------

TOTAL ASSETS                                                   11,801         80,779         83,445
                                                          ===========    ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                      25,658        175,638        237,721
                                                          -----------    -----------    -----------

             Total current liabilities                         25,658        175,638        237,721
                                                          -----------    -----------    -----------

NON-CURRENT LIABILITIES:
    Payable to majority stockholder                    8   11,716,099     80,203,727     79,590,829
                                                          -----------    -----------    -----------

             Total non-current liabilities                 11,716,099     80,203,727     79,590,829
                                                          -----------    -----------    -----------

Commitments and contingencies                          9

STOCKHOLDERS' DEFICIT:
    Common stock, US$0.001 par value, 100,000,000
         shares authorized and 50,155,000 shares
         issued, outstanding                                   59,727        408,864        408,864
    Additional paid-in capital                                177,357      1,214,118      1,214,118
    Accumulated deficit before reentering
         development stage                                (12,228,066)   (83,708,451)   (83,708,451)
    Accumulated deficit from inception
         of reentering development stage                     (166,881)    (1,142,398)      (529,770)
    Other comprehensive income                                427,907      2,929,281      2,870,134
                                                          -----------    -----------    -----------

             Total stockholders' deficit                  (11,729,956)   (80,298,586)   (79,745,105)
                                                          -----------    -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                    11,801         80,779         83,445
                                                          ===========    ===========    ===========



                                            COL CHINA ONLINE INTERNATIONAL INC.
                                UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                                                    CUMULATIVE
                                                                                                                      SINCE
                                                                                                                    REENTERING
                                                                                                                   DEVELOPMENT
                                     FOR THE THREE MONTHS ENDED                 FOR THE NINE MONTHS ENDED            STAGE ON
                               ---------------------------------------    --------------------------------------   DECEMBER 10,
                                                             MARCH 31,                                 MARCH 31,  2007 TO MARCH
                                     MARCH 31, 2009            2008            MARCH 31, 2009            2008        31, 2009
                               -------------------------    ----------    ------------------------    ----------    ----------
                          Note    (US$)         (Rmb)         (Rmb)          (US$)        (Rmb)         (Rmb)         (Rmb)
                              (Illustrative                              (Illustrative
                                  only)                                      only)

CONTINUING OPERATIONS
General and
  administrative expenses          (27,150)     (185,858)     (185,577)      (88,500)     (605,836)     (681,417)   (1,046,068)
                                ----------    ----------    ----------    ----------    ----------    ----------    ----------

Loss from continuing
  operations                       (27,150)     (185,858)     (185,577)      (88,500)     (605,836)     (681,417)   (1,046,068)
                                ----------    ----------    ----------    ----------    ----------    ----------    ----------

DISCONTINUED OPERATIONS     7
Net loss attributable to
  discontinued operations              (23)         (153)      (80,423)         (992)       (6,792)      (10,317)      (96,330)
                                ----------    ----------    ----------    ----------    ----------    ----------    ----------

Loss before minority
  interest                         (27,173)     (186,011)     (266,000)      (89,492)     (612,628)     (691,734)   (1,142,398)
                                ----------    ----------    ----------    ----------    ----------    ----------    ----------

Minority interest                     --            --            --            --            --            --            --

NET LOSS                           (27,173)     (186,011)     (266,000)      (89,492)     (612,628)     (691,734)   (1,142,398)

Other comprehensive
  income
  - Foreign currency
  translation                        2,836        19,413       640,878         8,640        59,147     1,307,867     1,033,537
                                ----------    ----------    ----------    ----------    ----------    ----------    ----------

COMPREHENSIVE (LOSS)
  INCOME                           (24,337)     (166,598)      374,878       (80,852)     (553,481)      616,133       108,861
                                ==========    ==========    ==========    ==========    ==========    ==========    ==========




                                      COL CHINA ONLINE INTERNATIONAL INC.
                           UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                       CUMULATIVE
                                                                                                          SINCE
                                                                                                       REENTERING
                                                                                                       DEVELOPMENT
                              FOR THE THREE MONTHS ENDED            FOR THE NINE MONTHS ENDED           STAGE ON
                         ------------------------------------  -------------------------------------  DECEMBER 10,
                                                    MARCH 31,                              MARCH 31,  2007 TO MARCH
                              MARCH 31, 2009          2008          MARCH 31, 2009           2008       31, 2009
                         -----------------------   ----------  ------------------------   ----------   -----------
                    Note    (US$)       (Rmb)        (Rmb)        (US$)        (Rmb)        (Rmb)         (Rmb)
                        (Illustrative                         (Illustrative
                            only)                                 only)

Basic and Fully
   Diluted Loss Per
   Share              6

From continuing
   operations               (0.0005)     (0.0037)     (0.0037)     (0.0018)     (0.0121)     (0.0136)      (0.0209)
                         ==========   ==========   ==========   ==========   ==========   ==========   ===========

From discontinued
   operations               (0.0000)     (0.0000)     (0.0016)     (0.0000)     (0.0001)     (0.0002)      (0.0019)
                         ==========   ==========   ==========   ==========   ==========   ==========   ===========

Weighted Average
   Common Share
   Outstanding           50,155,000   50,155,000   50,155,000   50,155,000   50,155,000   50,155,000    50,155,000
                         ==========   ==========   ==========   ==========   ==========   ==========   ===========






                                           COL CHINA ONLINE INTERNATIONAL INC.
                     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                           FOR THE PERIOD ENDED MARCH 31, 2009


                                                                        Accumulated
                                                                          deficit     Accumulated
                                                                           before     deficit from    Accumulated
                                                           Additional    reentering   inception of       other
                                                             paid-in     development   development   comprehensive
                                     Common stock            capital        stage         stage          income         Total
                               -------------------------     -------        -----         -----          ------         -----
                                  Number        (Rmb)         (Rmb)         (Rmb)          (Rmb)          (Rmb)         (Rmb)


Balance as of June 30, 2007     50,155,000       408,864     1,214,118   (83,282,716)          --        1,228,755   (80,430,979)

Net loss for the year                 --            --            --        (425,735)      (529,770)          --        (955,505)

Other comprehensive income            --            --            --            --             --        1,641,379     1,641,379
                               -----------   -----------   -----------   -----------    -----------    -----------   -----------


Balance as of July 1, 2008      50,155,000       408,864     1,214,118   (83,708,451)      (529,770)     2,870,134   (79,745,105)

Net loss for the period               --            --            --            --         (612,628)          --        (612,628)

Other comprehensive income            --            --            --            --             --           59,147        59,147
                               -----------   -----------   -----------   -----------    -----------    -----------   -----------


Balance as of March 31, 2009    50,155,000       408,864     1,214,118   (83,708,451)    (1,142,398)     2,929,281    80,298,586
                               ===========   ===========   ===========   ===========    ===========    ===========   ===========





                                  COL CHINA ONLINE INTERNATIONAL INC.
                       UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                            CUMULATIVE
                                                                                               SINCE
                                                                                            REENTERING
                                                          FOR THE NINE MONTHS ENDED         DEVELOPMENT
                                                   --------------------------------------    STAGE ON
                                                                                            DECEMBER 10,
                                                                                MARCH 31,  2007 TO MARCH
                                                      MARCH 31, 2009              2008        31, 2009
                                                   ------------------------    ----------    ----------
                                                       (US$)         (Rmb)        (Rmb)        (Rmb)
                                                   (Illustrative
                                                       only)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                            (89,492)     (612,628)     (691,734)   (1,142,398)

  Adjustments to reconcile net loss to net cash
   used in operating activities:
     Write back of provision for staff welfare           --            --         (12,000)         --
     Write back of provision for taxation                --            --        (220,418)         --

     Change in operating assets and liabilities:
       Increase (Decrease) in:
         Accounts receivable                             --            --          19,757          --
         Deposit and other receivables                   --            --         397,438        23,608
         Accounts payable and accrued expenses         (9,069)      (62,083)     (511,114)       (5,258)
         Business tax payable                            --            --          (5,250)         --
         Exchange difference                              275         1,882       (43,307)       33,661
                                                   ----------    ----------    ----------    ----------

     Net cash used in operating activities            (98,286)     (672,829)   (1,066,628)   (1,090,387)
                                                   ----------    ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from majority stockholder                   97,865       669,945       932,829     1,014,605
                                                   ----------    ----------    ----------    ----------

  Net cash provided by financing activities            97,865       669,945       932,829     1,014,605
                                                   ----------    ----------    ----------    ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                    32           218        (2,227)        3,889
                                                   ----------    ----------    ----------    ----------

NET DECREASE IN CASH                                     (389)       (2,666)     (136,026)      (71,893)

CASH, beginning of period                               9,122        62,445       190,579       131,672
                                                   ----------    ----------    ----------    ----------

CASH, end of period                                     8,733        59,779        54,553        59,779
                                                   ==========    ==========    ==========    ==========




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

     As more fully explained in note 3 to these condensed consolidated financial statements, the Company has terminated its operations since December 10, 2007 and has become a shell company. After becoming a shell company, the Company reentered the development stage on December 10, 2007. For the Company's plan of operations following the termination of its business, see note 3 to these financial statements.


2.   Basis of Presentation

     The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue operating as a going concern. Following the termination of operations in December 2007, as more fully explained in note 3 to these financial statements, the Company will likely seek to enter into a business combination with one or more yet to be identified privately held businesses.

     The Company's ability to continue as a going concern is dependent upon several factors, including, but not limited to, continued financial support by its majority stockholder, the realization of assets and liquidation of liabilities that would not result in a substantial deficit, the success of a possible business combination and whether the post-combination business would be able to achieve and maintain profitable operations and to raise additional capital. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     The Company believes that its majority stockholder, Honview International Limited ("Honview"), will continue to provide funding during the forthcoming year.

     The unaudited condensed consolidated financial statements have been prepared by the Company pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations. Nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements have been prepared on the same basis as the annual financial statements. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2008, which was filed on October 14, 2008. In the opinion of the directors, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2009 and the results of its operations for the three months and nine months then ended and cash flows for the nine-month period then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

                       COL CHINA ONLINE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


2.   Basis of Presentation (Continued)

     The amounts included in the financial statements are presented in Renminbi ("Rmb"), which is the Company's functional currency because the Company's operations are primarily located in the PRC. For illustrative purposes, the condensed consolidated balance sheet as at March 31, 2009 and condensed consolidated statement of operations for the three months and nine months ended March 31, 2009 and condensed consolidated statement of cash flows for the nine months ended March 31, 2009 have been translated into US dollars at approximately 6.8456 Rmb to the dollar, which was the exchange rate at March 31, 2009.

3.   Termination of Operations

     The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue operating as a going concern. The majority of the Company's business activities were suspended effective July 2007, and on November 23, 2007, the Board of Directors resolved to cease the Company's primary operations due to the expiration of the Joint Venture's business license on December 10, 2007. The Company has used the amounts collected from its accounts receivable and deposits paid and cash on hand to pay any outstanding liabilities or accounts payable, and would request the remaining liabilities to be undertaken by the majority stockholder, Honview. The Company does not expect any assets to remain outstanding or to be available for distribution to the parties of the Joint Venture or stockholders of the Company.

     In connection with the termination of substantially all of the Company's operations on November 23, 2007, the Company effectively became a "shell company". Under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), a "shell company" is defined as a company that has (1) no or nominal operations; and (2) either: (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets. Because the Company is now effectively a shell company under the Exchange Act, it is currently seeking to enter into a business combination with one or more yet to be identified privately-held businesses. The Board of Directors believes that the Company will be attractive to privately-held companies interested in becoming publicly traded by means of a business combination with the Company, without offering their own securities to the public. The Board of Directors does not expect to restrict its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business. The Company's discretion is, as a practical matter, unlimited in the selection of a combination candidate.

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

     In accordance with the applicable accounting guidance, the assets and liabilities related to the operations with the Joint Venture have been separately disclosed in note 7 to the condensed consolidated financial statements. The results of the discontinued operations are reported as a separate component within the Condensed Consolidated Statement of Operations outside of loss from continuing operations. The components of the results related to the Joint Venture have been separately disclosed in note 7 to the condensed consolidated financial statements.

                       COL CHINA ONLINE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


3.   Termination of Operations (Continued)

     As a result of the expiration of the Joint Venture licenses on December 10, 2007, the Company reentered the development stage. It is expected that the Company will remain in such status until a business combination has taken place. The results of operations that have accumulated since the Company reentered the development stage are presented in the Condensed Consolidated Statement of Operations. The accumulated deficit before reentering development stage and the cumulative financial information since reentering the development stage (inception) has been separately presented in the Balance Sheet, Condensed Consolidated Statement of Changes in Stockholders' Deficit and the Condensed Consolidated Statement of Cash Flows for the period from December 10, 2007 (inception) to March 31, 2009.

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

     In view of the above-mentioned plan, the Company's ability to continue as a going concern is dependent upon several factors, including, but not limited to, continuing financial support from Honview, the successfulness of a possible business combination and whether the post-combination business would be able to achieve and maintain profitable operations and to raise additional capital. The accompanying condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     The Company believes that Honview will continue to provide funding during the forthcoming year.

                       COL CHINA ONLINE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


4.   Recently Issued Accounting Standards

     In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards No. 141(R), Business Combinations ("SFAS 141(R)"), which replaces SFAS No. 141. The statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. In April 2009, the FASB issued FSP FAS 141(R)-1, which amends SFAS 141(R) by establishing a model to account for certain pre-acquisition contingencies. Under the FSP, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, Accounting for Contingencies, and FASB Interpretation No. 14, Reasonable Estimation of the Amount of a Loss - an interpretation of FASB Statement No. 5. SFAS 141(R) and FSP FAS 141(R)-1 are effective for the Company beginning July 1, 2009, and will apply prospectively to business combinations completed on or after that date. The impact of the adoption of SFAS 141(R) and FSP FAS 141(R)-1 will depend on the nature of acquisitions completed after the date of adoption.

     In May 2008, the FASB issued Statement of Financial Accounting Standards No. 162, the Hierarchy of Generally Accepted Accounting Principles ("SFAS 162"). The new standard is intended to improve financial reporting by identifying a consistent framework, or hierarchy, for selecting accounting principles to be used in preparing financial statements that are presented in conformity with U.S. generally accepted accounting principles for non-governmental entities. SFAS 162 is effective 60 days following the SEC's approval of the Public Company Accounting Oversight Board amendments to AU Section 411, The Meaning of Present Fairly in Conformity with Generally Accepted Accounting Principles. The Company is currently evaluating the impact of the adoption of SFAS 162 on the Company's financial statements.

     In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 for us to July 1, 2009, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). We believe the adoption of the delayed items of SFAS No. 157 will not have a material impact on our financial statements.

     In April 2009, the FASB issued FSP No. FAS 115-2 and FAS 124-2, Recognition and Presentation of Other-Than-Temporary Impairments, which provides operational guidance for determining other-than-temporary impairments ("OTTI") for debt securities. FSP No. 115-2 and 124-2 is effective for interim and annual periods ending after June 15, 2009 and will be adopted by the Company beginning in the third quarter of 2009. Although the Company will continue to evaluate the application of FSP No. 115-2 and 124-2, management does not currently believe adoption of this accounting pronouncement will have a material impact on the Company's financial condition or operating results.

                       COL CHINA ONLINE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


5.   Comprehensive Income

     The Company accounts for comprehensive income in accordance with SFAS No. 130, "Reporting Comprehensive Income". SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined therein, refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. Other comprehensive income for the nine months ended March 31, 2009, represented the gain from foreign currency translation adjustments mainly on the payable to majority stockholder.

6.   Net Loss Per Share

     Basic and diluted net loss per share is computed by dividing net loss for continuing and discontinued operations, respectively, by weighted average number of common stock outstanding.

     Pursuant to the Company's 2000 Stock Option Plan ("2000 Plan"), options may be granted to purchase an aggregate of 4,000,000 shares of common stock to key employees and other persons who have or are contributing to the Company's success. As of March 31, 2009, no options had been granted under the 2000 Plan.


                       COL CHINA ONLINE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


7.   Discontinued Operations

     On November 23, 2007, the board of directors resolved to cease the operations of the only business of the Company upon the expiration of the Joint Venture's business license on December 10, 2007. The discontinued operations had been reported as a separate component within the Condensed
     Consolidated Statement of Operations outside of loss from continuing operations.

     The results of the discontinued operations for the period ended March 31, 2009 are summarized as follows:

                                                                                                  CUMULATIVE
                                                                                                    SINCE
                                                                                                  REENTERING
                                                                                                 DEVELOPMENT
                           FOR THE THREE MONTHS ENDED          FOR THE NINE MONTHS ENDED           STAGE ON
                       ---------------------------------   ---------------------------------     DECEMBER 10,
                                                MARCH 31,                           MARCH 31,   2007 TO MARCH
                           MARCH 31, 2009        2008          MARCH 31, 2009         2008         31, 2009
                       ---------------------    --------   ---------------------    --------       --------
                         (US$)       (Rmb)       (Rmb)       (US$)       (Rmb)       (Rmb)          (Rmb)
                      (Illustrative                      (Illustrative
                         only)                               only)

Turnover                    --          --          --          --          --         9,646           --
Cost of sales               --          --          --          --          --          --          (30,000)
Operating expenses           (23)       (156)    (80,582)       (995)     (6,814)   (257,017)       (88,402)
Other income                --             3         159           3          22     237,054         22,072
                        --------    --------    --------    --------    --------    --------       --------

Loss before taxation         (23)       (153)    (80,423)       (992)     (6,792)    (10,317)       (96,330)
                        ========    ========    ========    ========    ========    ========       ========

Loss before minority
  interest                   (23)       (153)    (80,423)       (992)     (6,792)    (10,317)       (96,330)
                        ========    ========    ========    ========    ========    ========       ========

Net loss attributable
  to discontinued
  operations                 (23)       (153)    (80,423)       (992)     (6,792)    (10,317)       (96,330)
                        ========    ========    ========    ========    ========    ========       ========






                                     Page 11

                       COL CHINA ONLINE INTERNATIONAL INC.
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


7.   Discontinued Operations (Continued)

     Assets and liabilities of the discontinued operations, which have been included in the Condensed Consolidated Balance Sheets, were as follows:

                                                                    JUNE 30,
                                                MARCH 31, 2009        2008
                                             --------------------   -------
                                                (US$)     (Rmb)      (Rmb)
                                            (Illustrative
                                                Only)

     Deposits and other receivables             3,068     21,000     21,000
                                               ------     ------     ------

     Net assets                                 3,068     21,000     21,000
                                               ======     ======     ======

8.   Payable to Majority Stockholder

     The amount due by the Company to Honview, its majority stockholder, is unsecured, interest-free and repayable on demand. The fair value of the advance from the majority stockholder, which is interest-free, cannot be estimated reliably due to the relationship between the stockholder and the Company.

9.   Commitments and Contingencies

     As of March 31, 2009 and June 30, 2008, the Company had no material outstanding commitments and contingencies.

10.  Income Taxes

     The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which each entity is domiciled. The Company did not make any tax provision in view of the losses incurred.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This document contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. When used in this document, the words "expects", "anticipates", "intends" and "plans" and similar expressions are intended to identify certain of these forward-looking statements. The forward-looking statements included herein are based on assumptions that management believes to be reasonable as of the date of filing this Quarterly Report on Form 10-Q. However, whether actual results and developments will conform to these assumptions and expectations is subject to a number of risks and uncertainties that, among other things, could cause actual results to differ materially from those contained in the forward-looking statements. The risks, uncertainties and cautionary statements made in this report should be read as being applicable to all related forward-looking statements wherever they appear in this report. Risks factors and other uncertainties that could cause or contribute to any difference in actual results from those in any forward-looking statements include those discussed in this report and in the Company's Annual Report on Form 10-K for the year ended June 30, 2008. The Company assumes no obligation to update publicly any forward-looking statements whether as a result of new information, future events or otherwise.

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

Going Concern - The ability of the Company to continue operations as a "shell company" and as a going concern is dependent upon the continuing support from Honview International Limited ("Honview"), a former stockholder of Migration, which is now a majority stockholder of the Company, until such time as, when or if, the combined entity of the Company and Migration achieve profitable operations and/or additional funds are raised in future private and public offerings or the Company is party to a business combination due to the termination of its operations, as described below. However, it is uncertain as for how long or to what extent such a period of time would be "reasonable", and there can be no assurance that the financing from the principal stockholder will not be discontinued. The uncertainties may result in adverse effects on continuation of the Company as a going concern. The accompanying financial statements do not include or reflect any adjustments that might result from the outcome of these uncertainties.

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

In connection with the termination of substantially all of the Company's operations on November 23, 2007, the Company effectively became a "shell company" under the Securities and Exchange Act of 1934, as amended (the "Exchange Act"). As a result, the Company is currently seeking to enter into a business combination with one or more yet to be identified privately-held businesses. The Board of Directors believes that the Company will be attractive to privately held companies interested in becoming publicly traded by means of a business combination with the Company, without offering their own securities to the public. The Board of Directors does not expect to restrict its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business. The Company's discretion is, as a practical matter, unlimited in the selection of a combination candidate.

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

Accounting Treatment After Termination of Operations - In connection with the expiration of the Joint Venture license on December 10, 2007 and in accordance with the applicable accounting guidance, all assets and liabilities related to the Joint Venture are separately disclosed in note 7 to the condensed consolidated financial statements. The results of discontinued operations are reported as a separate component within the Condensed Consolidated Statement of Operations outside of loss from continuing operations. The components of the results related to the Joint Venture have been separately disclosed in note 7 to the condensed consolidated financial statements.

In addition, the Company reentered the development stage upon the expiration of the Joint Venture license. The results of operations that have accumulated since the Company reentered the development stage are presented in the Condensed Consolidated Statement of Operations. The accumulated deficit before reentering development stage and the accumulated deficit since reentering the development stage (inception) have been separately presented in the Balance Sheet, Condensed Consolidated Statement of Changes in Stockholders' Deficit and the Condensed Consolidated Statement of Cash Flows for the period from December 10, 2007 (inception) to March 31, 2009.


Results of Operations for the Three and Nine Months Ended March 31, 2009 Compared to the Three and Nine Months Ended March 31, 2008

Revenues - For the three and nine months ended March 31, 2009 and 2008, there were no revenues from operations.

Operating Expenses - General and administrative expenses for continuing operations included mainly salaries and professional fees. General and administrative expenses increased very slightly from Rmb185,557 (US$27,107) for the three months ended March 31, 2008, to Rmb185,858 (US$27,150) for the three months ended March 31, 2009. General and administrative expenses decreased from Rmb681,417 (US$99,539) for the nine months ended March 31, 2008, to Rmb605,836 (US$88,500) for the nine months ended March 31, 2009, as less expenses were incurred following the expiration of the Joint Venture license on December 10, 2007.

Operating expenses for discontinued operations included bank charges and other expenses.

The foregoing revenues and expenses have resulted in net losses of Rmb186,011 (US$27,173) and Rmb612,628 (US$89,492) for the three months and nine months ended March 31, 2009, respectively, as compared to net losses of Rmb266,000 (US$38,858) and Rmb691,734 (US$101,046) for the three months and nine months ended March 31, 2008. The Company expects to continue to incur non-operating expenses as a shell company.

Other Comprehensive Income - The Company has recorded other comprehensive income of Rmb19,413 (US$2,836) and Rmb59,147 (US$8,640) for the three months and nine months ended March 31, 2009, respectively, as compared to Rmb640,878 (US$93,622) and Rmb1,307,867 (US$191,049) for the three months and nine months ended March 31, 2008, respectively, directly into the Stockholders' Deficit. This comprehensive income is mainly the result of an unrealized gain on translation of advances from Honview from US$ to Rmb on consolidation.

Liquidity and Capital Resources

As of March 31, 2009 and June 30, 2008, the Company had a negative working capital of Rmb94,859 (US$13,857) and Rmb154,276 (US$22,505), respectively. As of March 31, 2009, advances from the majority stockholder totaled Rmb80,203,727 (US$11,716,099) compared to advances from the majority stockholder of Rmb79,590,829 (US$11,610,624) as of June 30, 2008. The majority stockholder has confirmed its intention to provide financial support to the Company.

Cash used in operating activities for the nine months ended March 31, 2009 was Rmb672,829 (US$98,286) as compared with Rmb1,066,628 (US$155,810) for the nine months ended March 31, 2008. The cash used in operations was to fund operating losses of Rmb612,628 (US$89,492) and Rmb691,734 (US$101,046) for the nine months ended March 31, 2009 and 2008, respectively.

Cash flows from financing activities have generally come from advances by the majority stockholder of the Company. During the nine months ended March 31, 2009 and 2008, the majority stockholder advanced Rmb669,948 (US$97,865) and Rmb932,829 (US$136,767) to the Company, respectively.

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

Off Balance Sheet Arrangements

The Company does not have any off balance sheet arrangements that have or are reasonably likely to have a current or future material effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources.


Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) and pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act as at March 31, 2009. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on the Company's evaluation, its chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of March 31, 2009 in providing reasonable assurance that information the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company's chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.

The Company regularly reviews its system of internal control over financial reporting and make changes to its processes and systems to improve controls and increase efficiency, while ensuring that the Company maintains an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

There were no changes in the Company's internal controls over financial reporting (as such term is defined under Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

3.1 Certificate of Incorporation filed with the Delaware Secretary of State effective as of February 22, 2000 (1)

3.2 Certificate of Amendment to the Certificate of Incorporation filed with the Delaware Secretary of State effective as of April 3, 2000 (1)

Exhibit No.    Description
-----------    -----------

3.3            Amended and Restated Bylaws (2)

3.4            Sino-Foreign Joint Venture Contract (1) (3)

3.5            Articles of Association of the Sino-Foreign Joint Venture (1)

4.1            Specimen Common Stock Certificate (1)

31.1 Certification of the Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer) pursuant to 18 U.S.C.
               Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

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

                                            COL CHINA ONLINE INTERNATIONAL INC.


Date: May 14, 2009                          By: /s/ Chi Keung Wong
                                                --------------------------------
                                                Chi Keung Wong
                                                Chief Executive Officer and
                                                Chief Financial Officer
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

3.3            Amended and Restated Bylaws (2)

3.4            Sino-Foreign Joint Venture Contract (1) (3)

3.5            Articles of Association of the Sino-Foreign Joint Venture (1)

4.1            Specimen Common Stock Certificate (1)

31.1 Certification of the Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer) pursuant to Section 302 of the Sarbanes-Oxley Act of 2002

32.1 Certification of the Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer) pursuant to 18 U.S.C.
               Section 1350 as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

--------------------

(1) Incorporated by reference from the Company's Form SB-2 Registration Statement dated June 13, 2000 (File No. 333-39208)

(2) Incorporated by reference from the Company's Amendment No. 3 to Form SB-2 Registration Statement dated January 17, 2001 (File No. 333-39208)

(3)  Translated into English from Chinese