Form 10-K
period 2009-06-30
COL CHINA ONLINE INTERNATIONAL INC
filed 2009-09-30
CIK 1114274

UNITED STATES
                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549


                                   FORM 10 - K


                                   (MARK ONE)
[X] ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended June 30, 2009.

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______TO _______.

                       COL China Online International Inc.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

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

                                 (303) 695-8530
                                 --------------
              (Registrant's telephone number, including area code)

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

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[ ] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (ss.229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant's knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[X] Yes [ ] No

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

Large accelerated filer  [ ]                  Accelerated filer          [ ]

Non-accelerated filer    [ ]                  Smaller reporting company  [X]
(Do not check if a smaller reporting company)

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
[X] Yes [ ] No

As of December 31, 2008, the aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $197,750. Because there is no public trading market for the issuer's common stock, this calculation is based upon the sale price of $.05 per share of common stock sold in the Registrant's initial public offering pursuant to a Registration Statement on Form SB-2/A declared effective by the U.S. Securities and Exchange Commission on February 8, 2001 (Registration No. 333-32908). Without asserting that any director or executive officer of the issuer, or the beneficial owner of more than five percent of the issuer's common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

The number of shares of the registrant's common stock, par value $.001 per share, outstanding as of September 21, 2009 was 50,155,000.

Documents Incorporated By Reference. None.

================================================================================

COL China Online International Inc.
10-K for the Year Ended June 30, 2009

Table of Contents

PART I .......................................................................1

Item 1.  Business.............................................................1

Item 1A. Risk Factors.........................................................3

Item 2.  Properties...........................................................6

Item 3.  Legal Proceedings....................................................6

Item 4.  Submission of Matters to a Vote of Security Holders..................6

PART II ......................................................................6

Item 5.  Market for Registrant's Common Equity, Related Stockholder
         Matters and Issuer Purchases of Equity Securities....................6

Item 6.  Selected Financial Data..............................................6

Item 7.  Management's Discussion and Analysis of Financial Condition or
         Plan of Operations...................................................6

Item 8.  Financial Statements.................................................9

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure.............................................9

Item 9A(T).  Controls and Procedures..........................................9

Item 9B. Other Information....................................................10

PART III .....................................................................10

Item 10. Directors, Executive Officers and Corporate Governance...............10

Item 11. Executive Compensation...............................................12

Item 12. Security Ownership of Certain Beneficial Owners and Management
         and Related Stockholder Matters......................................13

Item 13. Certain Relationships and Related Transactions.......................15

Item 14. Principal Accountant Fees and Services...............................16

PART IV ......................................................................17

Item 15. Exhibits and Financial Statement Schedules...........................17

PART I

Item 1.      Business

Overview of COL International
-----------------------------

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

Migration was formed on May 18, 1998, and has two subsidiaries, Shenzhen Knowledge & Communications Co., Ltd. (formerly Shenzhen Rayes Electronic Systems Co., Ltd.), referred to as Joint Venture, and Shanghai Shangyi Science and Trade Information Consulting Co., Ltd., referred to as Shangyi, in which it has 90% and 70% equity interests, respectively. The Joint Venture and Shangyi are Sino-foreign equity joint ventures in the People's Republic of China, or the PRC. Most of the operations of Migration were through the Joint Venture, which did not commence substantive operations until the spring of 1999.

Migration initially provided marketing and technical services for Internet Service Providers (ISP) and value-added services generally related to the installation of computer network systems (i.e., Local Area Networks or LANs) in the PRC.

Termination of Operations - Because the Company's past business model was not successful, the Company developed a new business model in late 2003. From late 2003 through mid-2007, the Company focused on the business of providing internet and telecommunication convergence solutions to its customers. However, the majority of the Company's business activities were suspended effective July 2007, and all of the Joint Venture's and the Company's operations were discontinued upon expiration of the Joint Venture's business license on December 10, 2007. The Company had used the amounts collected from its accounts receivable and deposits paid to pay any outstanding liabilities or accounts payable, and does not expect that there will be any assets left to distribute to the parties of the Joint Venture or stockholders of the Company. For further information regarding the Company's Plan of Operations following the termination of its business, see Part II, Item 7 "Management's Discussion and Analysis or Plan of Operation" below.

Shell Company Plan of Operations. In connection with the termination of substantially all of the Company's operations, the Company effectively became a "shell company". Under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), a "shell company" is defined as a company that has
(1) no or nominal operations; and (2) either: (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets. Because the Company is now effectively a shell company, it is currently seeking to enter into a business combination with one or more yet to be identified privately held businesses. The Board of Directors believes that the Company will be attractive to privately held companies interested in becoming publicly traded by means of a business combination with the Company, without offering their own securities to the public. The Board of Directors has not restricted, and does not intend to restrict its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business. The Company's discretion is, as a practical matter, unlimited in the selection of a combination candidate.

Following the suspension of business effective July 2007, the Company's Board of Directors resolved on November 23, 2007 to cease the operations of the only business of the Company upon the expiration of the Joint Venture's business license on December 10, 2007. Accordingly, the Company reentered development stage for accounting purposes on December 10, 2007. It is expected that the Company will remain in such status until a business combination is taken place.

Exchange Rate

In this report, references to "U.S. dollars," "US$" or "$" are to U.S. currency and references to "Renminbi," "RMB" or "Rmb" are to China's currency. Solely for the convenience of the reader, this report contains translations of certain Renminbi amounts into U.S. dollars at specified rates. These translations should not be construed as representations that the Renminbi amounts actually represent such U.S. dollar amounts or could be converted into U.S. dollars at the rate indicated. The Rmb is not a freely convertible security. Unless otherwise stated, conversion of amounts from Renminbi into United States dollars for the convenience of the reader has been made at the exchange rate of US$1.00 = Rmb6.84476, which was close to the exchange rate on June 30, 2009 and is not expected to have a material effect on the Company's financial statements.

The following table sets forth certain information concerning exchange rates between Renminbi and U.S. dollars for the periods indicated:

                      --------------------------------------------------
Calendar Year         Period End      Average      High           Low
-------------         ----------      -------      ----           ---
                      (Rmb per US$)
                      --------------------------------------------------
2002                  8.2771          8.2769       8.2774         8.2765
2003                  8.2776          8.2774       8.2800         8.2767
2004                  8.2866          8.2871       8.2870         8.2468
2005                  8.2865          8.2869       8.2868         8.2365
2006                  8.0353          8.0807       8.2666         7.9665
2007                  7.6248          7.8285       7.9950         7.6035
2008                  6.8718          7.2793       7.6035         6.8421
2009 (through June)   6.8448          6.8482       6.88810        6.7480

---------------------

Research and Development

In the years ended June 30, 2009 and June 30, 2008, the Company did not incur any research and development costs.

Employees

As of June 30, 2009, neither the Company nor the Joint Venture had any employees, as all positions were terminated in connection with the winding up of the business of the Company and Joint Venture.

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

Additional statements concerning important factors that could cause actual results to differ materially from our expectations are disclosed in this section and elsewhere in this Annual Report. All written and oral forward-looking statements attributable to us or persons acting on our behalf subsequent to the date of this Annual Report are expressly qualified in their entirety by the following risk factors.

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

In connection with the Board of Directors' decision to discontinue our business operations as of December 2007, our management will only devote minimal time to the new business plan. Management does not have any written employment agreements with us, and is not expected to enter into any. Our management will serve only on a part-time basis. We lack the funds or other incentives to hire full-time experienced management. Management has other employment or business interests to which we expect they devote their primary attention, devoting time to the Company only on an as-needed basis.

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

Our continued existence is largely dependent upon the support of Honview International Limited, our majority stockholder. As of June 30, 2009, Honview owns approximately 45.6 percent of our outstanding shares of common stock. To date, Honview has continued to financially support the Company. Pursuant to a Loan Agreement, Honview agreed to lend Migration its cash needs, from time to time, at any time until January 1, 2004 up to an aggregate principal amount of US$8 million. In addition, Honview has continued to financially support the Company even after the Loan Agreement. As of June 30, 2009, advances from Honview totaled Rmb 80,384,466 (US$11,743,942).

With the Board of Directors' decision to cease operations of the Joint Venture upon expiration of the business license on December 10, 2007, there is substantial risk that stockholders other than Honview may be significantly diluted or will be harmed due to the significant liabilities currently owed to Honview. These liabilities also may deter prospective target companies from seeking a business combination with us.

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

We are and will continue to be an insignificant participant in the business of seeking mergers with and acquisitions of business entities. A large number of established and well-financed entities, including venture capital firms, are active in mergers and acquisitions of companies that may be merger or acquisition target candidates for us. Nearly all of these competitors have significantly greater financial resources, technical expertise and managerial capabilities than we do and, consequently, we will be at a competitive disadvantage in identifying possible business opportunities and successfully completing a business combination. Moreover, we compete with numerous other small public companies in seeking merger or acquisition candidates.

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

Any securities issued by us while we are a shell company will be subject to resale limitations imposed on shell companies that limit the resale of securities issued by shell company until 12 months after the cessation of shell company status and the filing of the Form 10 information about the acquired company as required by Item 5.01(a)(8) of Form 8-K of the SEC.

     Our shares have limited liquidity.

The current and possible future lack of a public market may prevent investors from selling their shares when they wish to do so, and investors may not be able to use our shares as collateral for a loan or other matter. Further, any public trading that may develop in the future may have very limited liquidity. Even if a trading market for our shares develops, stock prices may be volatile.

Item 2.      Properties.

The Company maintains an office in the United States at 3176 South Peoria Court, Suite 100, Aurora, Colorado 80014 through the Company's North American representative. The cost is included in the $1,000 per month paid to the representative and this arrangement may be cancelled at any time. The Joint Venture also had a two-and-a-half-year lease that expired on April 24, 2008 on an approximately 7,000 square foot office in Shanghai. During the year, the Company shared the office with other parties and only paid for its share of the office. The total rent paid by the Company for the year ended June 30, 2008 was Rmb55,300 (US$8,047). Management did not renew the lease upon its expiration in April 2008 and therefore had no rent expense for the year ended June 30, 2009.

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

Item 4.      Submission of Matters to a Vote of Security Holders.

None.

PART II

Item 5. Market for Registrant's Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no established public trading market for any of the Company's securities, and management does not expect that, and there is no assurance that, a trading market will develop. As of June 30, 2009 the Company had approximately 331 stockholders of record.

Recent Sales of Unregistered Securities

None.

Issuer Purchases of Equity Securities

None.

Item 6.      Selected Financial Data.

Not Applicable.

Item 7. Management's Discussion and Analysis of Financial Condition or Plan of Operations.

The following is the Company's plan of operations and a discussion and comparison of the financial condition and results of operations of the Company as of June 30, 2009 and the periods then ended. These discussions should be read in conjunction with our financial statements, the notes to the financial statements, and the other financial data included elsewhere in this report.

This document contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. When used in this document, the words "expects", "anticipates", "intends" and "plans" and similar expressions are intended to identify certain of these forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed in this document. Factors that could cause or contribute to such difference include those discussed below and described in the risk factors set forth herein.

Overview
--------

COL China Online International, Inc. was formed for the purpose of acquiring and conducting the engineering services and the internet related business of Migration Developments Limited, a British Virgin Islands company ("Migration"), and raising equity capital to be utilized in the business of Migration. Migration held a 90% equity interest in Shenzhen Knowledge & Communication Co. Ltd., which was a Sino-foreign equity joint venture (the "Joint Venture") in the People's Republic of China ("PRC").

Going concern - The ability of the Company to continue operations as a going concern is dependent upon the continuing support from Honview International Limited ("Honview"), a majority stockholder of the Company, until such time as, when or if, the combined entity of the Company and Migration achieve profitable operations and/or additional funds are raised in future private and public offerings or the Company is party to a business combination due to the termination of its operations, as described below.

Termination of Operations - The Company had focused on the business of providing internet and telecommunication convergence solutions to its customers up to the end of its 2007 fiscal year. Substantially all of the Company's business activities were suspended effective July 2007. On November 23, 2007, the Board of Directors resolved to cease the Company's primary operations due to the expiration of the Joint Venture's business license on December 10, 2007. The Company used the amounts collected from its deposits paid and cash on hand to pay any outstanding liabilities or accounts payable, and expects that the remaining liabilities will be undertaken by Honview. The Company does not expect any assets to remain outstanding or to be available for distribution to the parties of the Joint Venture or stockholders of the Company.

In connection with the termination of substantially all of the Company's operations on November 23, 2007, the Company effectively became a "shell company". Under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the "Exchange Act"), a "shell company" is defined as a company that has (1) no or nominal operations; and (2) either: (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets. As a result, the Company is now effectively a shell company under the Exchange Act, and it is currently seeking to enter into a business combination with one or more yet to be identified privately held businesses. The Board of Directors believes that the Company will be attractive to privately held companies interested in becoming publicly traded by means of a business combination with the Company, without offering their own securities to the public. The Board of Directors has not restricted and does not intend to restrict its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business. The Company's discretion is, as a practical matter, unlimited in the selection of a combination candidate.

The Company has not entered into any agreement, arrangement or understanding of any kind with any person regarding a business combination. Depending upon the nature of the transaction, the current officers and directors of the Company likely will resign their directorship and officer positions with the Company in connection with any consummation of a business combination. The current management is not expected to have any control over the conduct of the Company's business following the completion of a business combination. The Company has no plans, understandings, agreements, or commitments with any individual or entity to act as a finder of or as a business consultant in regard to any business opportunities for the Company. In addition, there are no plans to use advertisements, notices or any general solicitation in the search for combination candidates.

Results of Operations

General and administrative expenses for continuing operations included salaries, professional fees and other expenses. For the year ended June 30, 2009, general and administrative expenses decreased to Rmb861,841(US$125,912) from Rmb936,071 (US$136,757) for the year ended June 30, 2008, due to the downsizing of operations since the termination of operations.

No revenues were earned from discontinued operations for the year ended June 30, 2009, compared to revenues of Rmb9,646 (US$1,409) for the year ended June 30, 2008. The decrease was due to the Company's cessation of business upon expiration of the Joint Venture's business license in December 2007.

Other income from discontinued operations for the year ended June 30, 2008 included mostly the write back of provision for staff welfare, taxation and deposit received. For the year ended June 30, 2009 and 2008, other income was Rmb NIL and Rmb258,945 (US$37,831), respectively.

Operating expenses for discontinued operations includes rent, business trip expenses, insurance, salaries and other expenses. For the year ended June 30, 2009, general and administrative expenses decreased to Rmb6,842 (US$1,000) from Rmb258,025 (US$37,697) for the year ended June 30, 2008, due to the Company's termination of operations in the Joint Venture half way through fiscal 2008 and corresponding reduction in manpower, audit fees, rent and building management fees during fiscal year ended June 30, 2009.

The Company has not recognized any future tax benefits resulting from its operating losses due to the uncertainty of future realization. No share of loss has been absorbed by the minority shareholder of the Joint Venture for the year ended June 30, 2009 and 2008 as its initial capital contribution was fully absorbed.

The foregoing revenues and expenses have resulted in net losses of Rmb868,683 (US$126,912) and Rmb955,505 (US$139,597) for the year ended June 30, 2009 and
2008, respectively. The Company expects to continue to incur non-operating expenses as a shell company.

The Company has recorded other comprehensive income of Rmb61,665 (US$9,009) and Rmb1,641,379 (US$239,801) for the year ended June 30, 2009 and 2008, respectively, directly into the Stockholders' deficit. This comprehensive income is the result of an unrealized gain on translation of United States dollar advances from the majority stockholder, Honview International Limited, from US$ to Rmb on consolidation. The decrease in comprehensive income is due to the appreciation of the Rmb as compared to the US$ during the fiscal year ended June 30, 2009.


Liquidity and Capital Resources

As of June 30, 2009 and June 30, 2008, the Company had a negative working capital of Rmb167,657 (US$24,496) and Rmb154,276 (US$22,539), respectively. As of June 30, 2009, advances from the majority stockholder totaled Rmb80,384,466 (US$11,743,942) compared to advances from the majority stockholder of Rmb79,590,829 (US$11,627,994) as of June 30, 2008. The majority stockholder has stated that it is currently willing to provide continued financial support to the Company.

Cash used in operating activities for the year ended June 30, 2009 was Rmb881,947 (US$128,851) as compared with Rmb1,176,887 (US$171,940) for the year ended June 30, 2008. The cash used in operations was to fund operating losses of Rmb868,683 (US$126,912) and Rmb955,505 (US$139,597) for the year ended June 30,
2009 and 2008, respectively.

Cash flows from financing activities have generally come from advances by the majority stockholder of the Company. During the year ended June 30, 2009 and 2008, the majority stockholder advanced to the Company Rmb853,274 (US$124,661) and Rmb1,054,528 (US$154,064), respectively.

Critical Accounting Policies

The preparation of financial statements in conformity with accounting principles generally accepted in the U.S., or U.S. GAAP, requires the Company to make estimates and assumptions that affect the reported amounts of assets and liabilities and disclosure of contingent assets and liabilities at the date of the financial statements and the reported amounts of revenues and expenses during the reporting year. Actual results could differ from those estimates.

The critical accounting policies and use of estimates are discussed in the annual consolidated financial statements and notes included in this Form 10-K, which includes audited consolidated financial statements for the two fiscal years ended June 30, 2009.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to its stockholders.

Item 8.      Financial Statements

The financial statements and schedules that constitute Item 8 of this Annual Report on Form 10-K are included in Item 15 below.

Item 9. Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

See Part IV below, incorporated herein by reference.

Item 9A(T).  Controls and Procedures

The Company's management, with the participation of the Chief Executive Officer and Principal Financial Officer, evaluated the effectiveness of the design and operation of the Company's disclosure control and procedures, as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended over financial reporting as of the period covered by this report (the "Evaluation Date"). Based on this evaluation, our management, with the participation of the Chief Executive Officer and Principal Financial Officer, concluded that, as of the Evaluation Date, our disclosure controls and procedures over financial reporting were effective.

Management's Annual Report on Internal Control Over Financial Reporting

The Company's management, including our Executive Officer and Principal Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act). The Company's internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes of accounting principles generally accepted in the United States. Specifically, our internal control over financial reporting includes those policies and procedures that:

     o Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

     o Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations by our management and/or directors; and

     o Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements. Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Under the supervision and with the participation of our management, including our Chief Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework in Internal Control -- Integrated Framework issued by the Committee of Sponsoring Organizations of the Treadway Commission (the "COSO Framework"). Based on this evaluation under the COSO Framework, management concluded that our internal control over financial reporting was effective as of June 30, 2009.

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

Changes in Internal Control over Financial Reporting.

There were no changes in our internal control over financial reporting that occurred during the last fiscal quarter of the period covered by this report that have materially affected or are reasonably likely to materially affect our internal control over financial reporting.

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

NAME                 Age       Position with COL International
----                 ---       -------------------------------
Kam Che Chan         60        Chairman of the Board
Chi Keung Wong       71        Chief Executive Officer, Chief Financial Officer
                               and Chief Operating Officer
Anthony Ng           60        Director and Secretary
Paul Wong            59        Director
Qi Yu Zhang          51        Director


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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company's directors, executive officers and holders of more than 10% of the Company's common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company. The Company believes that during the year ended June 30, 2009, its officers, directors and holders of more than 10% of the Company's common stock complied with all Section 16(a) filing requirements. In making these statements, the Company has relied solely upon its review of copies of the Section 16(a) reports filed for the fiscal year ended June 30, 2009 on behalf of the Company's directors, officers and holders of more than 10% of the Company's common stock.

Audit Committee

The Company has not established an audit committee and does not currently have an audit committee financial expert on either an audit committee or the Board of Directors. Although the Company believes it would be desirable to have an audit committee financial expert, the Company currently believes that the costs associated with retaining such an expert would be prohibitive.

Code of Ethics

The Company has not adopted a code of ethics for its executive officers because of the small number of persons involved in the management of the Company.

Item 11.     Executive Compensation

The following table sets forth in summary form the compensation received by Chi Keung Wong, our Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer. None of our employees and no employees of the Joint Venture received total salary and bonus in excess of $100,000 during the last two completed fiscal years.


Summary Compensation Table
--------------------------

                                                                                             Nonqualified
                                                                            Non-Equity       Deferred
                                                           Stock   Option   Incentive Plan   Compensation  All Other
Name and Principal Position   Year   Salary($)   Bonus($)  Award   Awards   Compensation     Earnings      Compensation   Total
                                     (1)         (2)       ($)     ($)      ($) (3)          ($) (3)       ($) (4)        ($)
---------------------------   ----   ---------   --------  -----   ------   ------------     --------      ------------   -----

         Chi Keung Wong,      2009    $61,538                                                                            $61,538
Chief Executive Officer,      2008    $61,538                                                                            $61,538
 Chief Financial Officer
     and Chief Operating
                 Officer


                                       12

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

All options granted under the 2000 Plan will become fully exercisable on the date that the options are granted or other dates that the Option Committee determines and will continue for a period up to a maximum of ten years. Options granted pursuant to the 2000 Plan are not transferable during the optionee's lifetime. Subject to the other terms of the 2000 Plan, the option committee has discretion to provide vesting requirements and specific expiration provisions with respect to the incentive options and non-qualified options granted. As of September 21, 2009, no options had been granted under the 2000 Plan.

Outstanding Equity Awards

None.

Item 12. Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

Securities authorized for issuance under our equity compensation plans as of June 30, 2009 are as follows:


Equity Compensation Plan Table

                                                                                      Number of securities
                                     Number of securities to   Weighted-average       remaining available
                                     be issued upon exercise   exercise price of      for future issuance
                                     of outstanding option,    outstanding options,   under equity
                                     warrants and rights       warrants and rights    compensation plans
                                     -------------------       -------------------    ------------------


Equity compensation plans approved             0                      0                   4,000,000
by security holders

Equity compensation plans not                 n/a                    n/a                       n/a
approved by security holders

                            Total:             0                      0                   4,000,000


Beneficial Ownership

As of September 21, 2009, there were 50,155,000 shares of common stock outstanding. The following table sets forth certain information as of September
21, 2009, by all executive officers and directors as a group, and by each other person known by us to be the beneficial owner of more than five percent of the common stock:

                                           No. of Shares                Percentage of
Name and Address of Beneficial Owner       Beneficially Owned (1)       Shares Outstanding
------------------------------------       ----------------------       ------------------

Kam Che Chan (2)                           22,849,680                   45.6%
Flat D3, 5/F
36 Broadcast Drive
Kowloon, Hong Kong

Paul Wong (3)                              22,849,680                   45.6%
32-2A Clovelly Court
12 May Road
Hong Kong

Qi Yu Zhang (4)                            17,350,320                   34.6%
2811 City E. Station
Lai Zhen Mansion
40 Fu Min Road, Fu Tian Area
Shenzhen, PRC  518033

First Strike Securities Limited (5)        17,350,320                   34.7%
18/F, Kam Sang Building
255-257 Des Voeux Road Central
Hong Kong

Honview International Limited (6)          22,849,680                   45.6%
Room 1408, Lippo Sun Plaza
28 Canton Road
Kowloon, Hong Kong

Anthony Ng                                  6,000,000                   12.0%
Apt. 305, 9015 Leslie Street
Richmond Hill, Ontario
Canada  L4B 4J8

All Executive Officers and Directors as    46,200,000                   92.1%
a group (five persons) (2)(3)(4)

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

                                       14

(2) Kam Che Chan may be considered a beneficial owner of the 22,849,680 shares of which Honview International Limited is the record owner. Mr. Chan is a director of Honview International Limited and he also is the beneficial owner of 15.20 percent of the outstanding equity interests of Honview. The shares to be issued to Honview are included three times in the table. They are listed as being held beneficially by each of Kam Che Chan, Honview International Limited and Paul Wong. Mr. Chan is the Chairman of our Board of Directors. See also footnotes 3 and 6 below.

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

(4) Qi Yu Zhang may be considered a beneficial owner of the 17,350,320 shares of which First Strike Securities Limited is the record owner. Mr. Zhang is the beneficial owner of 20 percent of the outstanding equity interests of First Strike. The shares to be issued to First Strike are included twice in the table. They are listed as being held beneficially by both Qi Yu Zhang and First Strike. Mr. Zhang is a director of COL International. See also footnote 5 below.

(5) First Strike Securities Limited owns 17,350,320 shares of our common stock. These shares are included twice in the table. They are listed as being held beneficially by both First Strike Securities Limited and Qi Yu Zhang. See also footnote 4 above.

(6) Honview International Limited owns 22,849,680 shares of our common stock. These shares are included three times in the table. They are listed as being held beneficially by each of Honview International Limited, Paul Wong and Kam Che Chan. See also footnotes 2 and 3 above.

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

Pursuant to a Loan Agreement, Honview agreed to lend Migration its cash needs, from time to time, at any time until January 1, 2004 up to an aggregate principal amount of US$8 million. As of June 30, 2004, advances from Honview totaled Rmb71,059,244 (US$8,574,371). As a result of Migration becoming a wholly-owned subsidiary of COL International, any amounts loaned from Honview prior to February 8, 2001, the effective date of the registration statement related to COL International's initial public offering, may be paid at the option of Honview, by converting, at any time after October 10, 2001, part or all the unpaid principal amount of the loan into shares of COL International's common stock, at a price equal to the greater of $1.20 per share or 90 percent of the average weighted trading price of the common stock for the 20 trading days preceding the date of notice of exercise of conversion. Any amounts loaned from Honview after the effective date of that registration statement may be paid, at the option of Honview, by converting, at any time after October 10, 2001, part or all the unpaid principal amount of the loan into shares of COL

International's common stock, at a price equal to the greater of $1.20 per share or 110 percent of weighted average trading price of common stock for the 20 trading days preceding the date of the loan. Since 2001, there were additional advances from Honview to COL. As of June 30, 2009, additional advances from Honview with no conversion rights totaled Rmb80,384,466 (US$11,743,942) and the total advances owed to Honview as of June 30, 2009 equaled Rmb80,384,466(US$11,743,942).

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

Item 14.     Principal Accountant Fees and Services

Currently, the Company has selected Mazars CPA Limited ("Mazars") as its independent registered public accounting firm for the fiscal year ended June 30, 2009. During the two most recent fiscal years and subsequent interim period prior to its selection as independent accountants, Mazars had not been consulted by the Company on any of the matters referenced in Regulation S-K Item 304(a)(2)(i) or (ii).

Audit Fees

Mazars billed the Company $40,731 for the year ended June 30, 2009, and US$19,231 for the year ended June 30, 2008 for professional services rendered for the audit of the Company's annual financial statements and review of financial statements included in the Company's Forms 10-Q and services normally provided by independent accountants in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

For the years ended June 30, 2009 and June 30, 2008, Mazars did not provide the Company with any services for assurance and related services that are reasonably related to the performance of the audit or review of the Company's financial statements and are not reported above under "--Audit Fees."

Tax Fees

For the years ended June 30, 2009 and June 30, 2008, Mazars did not provide the Company with professional services for tax compliance, tax advice, and tax planning.

All Other Fees

For the years ended June 30, 2009 and June 30, 2008, Mazars did not bill the Company for products and services other than those described above.

Audit Committee Pre-Approval Policies

The Board of Directors, which is performing the equivalent functions of an audit committee, currently does not have any pre-approval policies or procedures concerning services performed by the New Auditor or the Former Auditor. All the services performed by Mazars that are described above were pre-approved by the Board of Directors. Less than 50% of the hours expended on Mazar's engagement to audit the Company's financial statements for the fiscal years ended June 30, 2009 and June 30, 2008 were attributed to work performed by persons other than Mazar's full-time, permanent employees.

PART IV

Item 15.     Exhibits and Financial Statement Schedules

See the audited financial statements for the year ended June 30, 2009 following the signature page, which are incorporated herein.

The following is a complete list of Exhibits filed as part of this Report on Form 10-K, which Exhibits are incorporated herein.

Number         Description
------         -----------

2.1 Stock Exchange Agreement between and among Migration Developments Limited, the Company and the stockholders of Migration Developments Limited dated June 8, 2000 (1)

3.1 Certificate of Incorporation filed with the Delaware Secretary of State effective as of February 22, 2000 (1)

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

                                         COL CHINA ONLINE INTERNATIONAL INC.


Date:  September 30, 2009                By: /s/ Chi Keung Wong
                                         ------------------------------------
                                         Chi Keung Wong,
                                         Chief Executive Officer and Chief
                                         Financial Officer (Principal Accounting
                                         Officer)

     In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date                                     Signatures
----                                     ----------



September 30, 2009                       /s/ Kam Che Chan
                                         -------------------------
                                         Kam Che Chan, Director



September 30, 2009                       /s/ Anthony Ng
                                         -------------------------
                                         Anthony Ng, Director



September 30, 2009                       /s/ Paul Wong
                                         -------------------------
                                         Paul Wong, Director



September 30, 2009                       /s/ Qi Yu Zhang
                                         -------------------------
                                         Qi Yu Zhang, Director

            COL CHINA ONLINE INTERNATIONAL INC. AND ITS SUBSIDIARIES
            --------------------------------------------------------

                   Index to Consolidated Financial Statements
                   ------------------------------------------

                                    --INDEX--


                                                             Page(s)
Report of Independent Registered Public Accounting Firm      F-2

Consolidated Financial Statements:

Consolidated Balance Sheets
For the years ended June 30, 2009 and 2008                   F-3

Consolidated Statements of Operations
For the years ended June 30, 2009 and 2008                   F-4

Consolidated Statements of Changes in Stockholders' Deficit
For the years ended June 30, 2009 and 2008                   F-5

Consolidated Statements of Cash Flows
For the years ended June 30, 2009 and 2008                   F-6

Notes to Consolidated Financial Statements                   F-7 - F-13

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders
COL China Online International Inc.
(A Development Stage Company incorporated in Delaware)

We have audited the accompanying consolidated balance sheets of COL China Online International Inc. and its subsidiaries (the "Company") as of June 30, 2009 and 2008, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the years then ended, and for the period from December 10, 2007 (inception of reentering the development stage) to June 30, 2009. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2009 and 2008, and the results of its operations and its cash flows for each of the years then ended and for the period from December 10, 2007 (inception of reentering the development stage) to June 30, 2009, in conformity with accounting principles generally accepted in the United States of America.

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

Mazars CPA Limited
Certified Public Accountants
Hong Kong
September 30, 2009


                                  COL CHINA ONLINE INTERNATIONAL INC.
                                     (A Development Stage Company)
                                     (CONSOLIDATED BALANCE SHEETS)


                                                          Note      JUNE 30, 2009          JUNE 30, 2008
                                                              --------------------------   -------------
                                                                    (US$)          (Rmb)          (Rmb)
                                                            (Illustrative
ASSETS                                                              only)
------

CURRENT ASSETS:
    Cash                                                            4,945         33,857         62,445
    Deposits                                                4       3,068         21,000         21,000
                                                              -----------    -----------    -----------

             Total current assets                                   8,013         54,857         83,445
    PROPERTY, OFFICE SPACE AND EQUIPMENT, NET               5        --             --             --
                                                              -----------    -----------    -----------

TOTAL ASSETS                                                        8,013         54,857         83,445
                                                              ===========    ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIT
-------------------------------------

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                          32,509        222,514        237,721
                                                              -----------    -----------    -----------

             Total current liabilities                             32,509        222,514        237,721
                                                              -----------    -----------    -----------

NON-CURRENT LIABILITIES:
    Payable to related party                                6   11,743,942     80,384,466     79,590,829
                                                              -----------    -----------    -----------

             Total non-current liabilities                     11,743,942     80,384,466     79,590,829
                                                              -----------    -----------    -----------

COMMITMENTS AND CONTINGENCIES                               8        --             --             --
                                                              -----------    -----------    -----------

STOCKHOLDERS' DEFICIT:
    Common stock, US$0.001 par value, 100,000,000 shares
         authorized and 50,155,000 shares issued,
         outstanding                                               59,734        408,864        408,864
    Additional paid-in capital                                    177,378      1,214,118      1,214,118
    Accumulated deficit before reentering development stage   (12,229,567)   (83,708,451)   (83,708,451)
    Accumulated deficit from inception of reentering
         development stage                                       (204,310)    (1,398,453)      (529,770)
    Other comprehensive income                                    428,327      2,931,799      2,870,134
                                                              -----------    -----------    -----------

             Total stockholders' deficit                      (11,768,438)   (80,552,123)   (79,745,105)
                                                              -----------    -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         8,013         54,857         83,445
                                                              ===========    ===========    ===========



                                 COL CHINA ONLINE INTERNATIONAL INC.
                                    (A Development Stage Company)
                                CONSOLIDATED STATEMENTS OF OPERATIONS


                                                     FOR THE YEAR ENDED
                                        -------------------------------------------
                                                                                         Cumulative
                                                                                              since
                                                                                         reentering
                                                                                        development
                                                                                     stage December
                                                                                        10, 2007 to
                                               JUNE 30, 2009          JUNE 30, 2008   June 30, 2009
                                         --------------------------   -------------  --------------
                                                (US$)         (Rmb)          (Rmb)           (Rmb)
                                        (Illustrative
                                   Note         only)
CONTINUING OPERATIONS
    General and administrative
         expenses                           (125,912)      (861,841)      (936,071)    (1,302,073)
                                         -----------    -----------    -----------    -----------

LOSS FROM CONTINUING OPERATIONS             (125,912)      (861,841)      (936,071)    (1,302,073)
                                         -----------    -----------    -----------    -----------

DISCONTINUED OPERATIONS              7

Loss attributable to discontinued
     operations                               (1,000)        (6,842)       (19,434)       (96,380)
                                         -----------    -----------    -----------    -----------

NET LOSS                                    (126,912)      (868,683)      (955,505)    (1,398,453)

Other comprehensive income                     9,009         61,665      1,641,379      1,036,055
                                         -----------    -----------    -----------    -----------

COMPREHENSIVE (LOSS) INCOME                 (117,903)      (807,018)       685,874       (362,398)
                                         ===========    ===========    ===========    ===========


Basic and Fully Diluted Loss Per      2
    Share

Loss from continuing operations              (0.0025)       (0.0172)       (0.0187)       (0.0260)
                                         ===========    ===========    ===========    ===========

Loss from discontinued operations            (0.0000)       (0.0001)       (0.0004)       (0.0019)
                                         ===========    ===========    ===========    ===========


Weighted Average Common Stock
   Outstanding                            50,155,000     50,155,000     50,155,000     50,155,000
                                         ===========    ===========    ===========    ===========




                                          COL CHINA ONLINE INTERNATIONAL INC.
                                             (A Development Stage Company)
                               CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                        FOR THE YEARS ENDED JUNE 30, 2008 AND 2009


                                                                    ACCUMULATED
                                                                        DEFICIT    ACCUMULATED
                                                                         BEFORE   DEFICIT FROM    ACCUMULATED
                                                       ADDITIONAL    REENTERING   INCEPTION OF          OTHER
                                                          PAID-IN   DEVELOPMENT    DEVELOPMENT  COMPREHENSIVE
                                COMMON STOCK              CAPITAL         STAGE          STAGE         INCOME         TOTAL
                          -------------------------   -----------   -----------    -----------    -----------   -----------
                               Number         (Rmb)         (Rmb)         (Rmb)          (Rmb)          (Rmb)         (Rmb)

Balances, July 1, 2007     50,155,000       408,864     1,214,118   (83,282,716)          --        1,228,755   (80,430,979)

Net loss                         --            --            --        (425,735)      (529,770)          --        (955,505)

Other
  comprehensive income           --            --            --            --             --        1,641,379     1,641,379
                          -----------   -----------   -----------   -----------    -----------    -----------   -----------

Balances, June 30, 2008    50,155,000       408,864     1,214,118   (83,708,451)      (529,770)     2,870,134   (79,745,105)

Net loss                         --            --            --            --         (868,683)          --        (868,683)

Other
  comprehensive income           --            --            --            --             --           61,665        61,665
                          -----------   -----------   -----------   -----------    -----------    -----------   -----------

Balances, June 30, 2009    50,155,000       408,864     1,214,118   (83,708,451)    (1,398,453)     2,931,799   (80,552,123)
                          ===========   ===========   ===========   ===========    ===========    ===========   ===========








                                     COL CHINA ONLINE INTERNATIONAL INC.
                                        (A Development Stage Company)
                                    CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                  CUMULATIVE
                                                                                                       SINCE
                                                                                                  REENTERING
                                                                                                 DEVELOPMENT
                                                                                       FOR THE         STAGE
                                                                                    YEAR ENDED  DECEMBER 10,
                                                          FOR THE YEAR ENDED          JUNE 30,  2007 TO JUNE
                                                            JUNE 30, 2009                 2008      30, 2009
                                                       ------------------------    -----------   -----------
                                                             (US$)        (Rmb)          (Rmb)         (Rmb)
                                                     (Illustrative
                                                             only)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                               (126,912)     (868,683)     (955,505)   (1,398,453)
  Adjustments to reconcile net loss to net cash used
   in operating activities:
       Write back of provision for staff welfare             --            --         (12,000)         --
       Write back of provision for taxation                  --            --        (220,418)         --
       Write back of deposits received                       --            --         (21,859)         --
     Change in operating assets and liabilities:
       Decrease in:
       Accounts receivable and other receivables             --            --          19,757          --
       Deposits and other receivables                        --            --         411,046        23,608
       Decrease in:
          Accounts payable and accrued expenses            (2,222)      (15,207)     (446,761)       41,618
          Business tax payable                               --            --          (5,250)         --
       Exchange difference                                    283         1,943        54,103        33,721
                                                       ----------    ----------    ----------    ----------

     Net cash used in operating activities               (128,851)     (881,947)   (1,176,887)   (1,299,506)
                                                       ----------    ----------    ----------    ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from majority stockholder                      124,661       853,274     1,054,528     1,203,785
                                                       ----------    ----------    ----------    ----------

     Net cash provided by financing activities            124,661       853,274     1,054,528     1,203,785
                                                       ----------    ----------    ----------    ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                        12            85        (5,775)       (2,094)
                                                       ----------    ----------    ----------    ----------

NET DECREASE IN CASH                                       (4,178)      (28,588)     (128,134)      (97,815)

CASH, beginning of year                                     9,123        62,445       190,579       131,672
                                                       ----------    ----------    ----------    ----------

CASH, end of year                                           4,945        33,857        62,445        33,857
                                                       ==========    ==========    ==========    ==========






                                                     F-6

                       COL CHINA ONLINE INTERNATIONAL INC.
                          (A Development Stage Company)
                   NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.   Company Organization and Operations
     -----------------------------------

     Nature of Operations - COL China Online International Inc. ("COL") was incorporated as a Delaware corporation on February 22, 2000 for the purpose of acquiring Migration Developments Limited, a British Virgin Islands company ("Migration") and raising equity capital to be utilized in the business of Migration. Migration held a 90% equity interest in Shenzhen Knowledge & Communication Co. Ltd. which was a Sino-foreign equity joint venture ("Joint Venture") in the People's Republic of China ("PRC"). COL and its subsidiaries are collectively referred to as "COL International" or the "Company" in these financial statements.

     As more fully explained in note 3 to these consolidated financial statements, the Company has terminated its operations since December 10, 2007 and has become a shell company. After becoming a shell company, the Company reentered the development stage effective December 10, 2007. For the Company's plan of operations following the termination of its business, see note 3 to these financial statements.

2.   Significant Accounting Policies
     -------------------------------

     Principles of Consolidation - The consolidated financial statements include the accounts of COL and its subsidiaries. All significant intercompany accounts and transactions have been eliminated in consolidation.

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

     Foreign Currency Transaction - Foreign currency transactions during the period are translated into Renminbi at approximately the market exchange rates ruling at the transaction dates. Monetary assets and liabilities denominated in foreign currencies are translated into Renminbi at approximately the market exchange rates ruling at the balance sheet date. Differences arising from foreign currency translation are included in the statements of operations for the year.

     The consolidated financial statements consolidate the financial statements of COL and its subsidiaries. Some of these companies use their local currencies other than Renminbi as the functional currency. For group consolidation purposes, assets and liabilities whose functional currency is not Renminbi are translated into Renminbi at the rate in effect at the balance sheet date. Revenue and expenses are translated at the average exchange rate during the year. The effects of translation adjustments are recorded in accumulated other comprehensive income.

     For illustrative purposes, the consolidated balance sheet as of June 30, 2009, consolidated statement of operations, consolidated statement of changes in stockholders' deficit and consolidated statement of cash flows for the year then ended have been translated into US dollars at approximately Rmb6.84476 to the US dollar, which was the prevailing exchange rate at June 30, 2009. No representation is made that the US dollar amounts could have been, or could be, converted into Rmb at that rate on June 30, 2009 or at any other date.

     -------------------------------------------

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

     Comprehensive Income (Loss) - The Company accounts for comprehensive income in accordance with SFAS No. 130, Reporting Comprehensive Income. SFAS No. 130 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined therein, refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity. Other comprehensive income for the years ended June 30, 2008 and 2009 represented gain on foreign currency translation adjustments, which were mainly arisen from the amount payable to the majority stockholder.

     Net Loss Per Share - Basic and diluted net loss per share is computed by dividing net loss for continuing and discontinued operations, respectively, by the weighted average number of common stock outstanding.

     Pursuant to the COL's 2000 Stock Option Plan, options may be granted to purchase an aggregate of 4,000,000 shares of common stock to key employees and other persons who have or are contributing to the Company's success. As of June 30, 2008 and 2009, no options had been granted under the 2000 plan.

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

     Operating leases - Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases. Rental payables under operating leases are recognized as income and expenses, respectively, on the straight-line basis over the lease term.

     Recent Accounting Pronouncements
     --------------------------------

     In December 2007, the Financial Accounting Standards Board ("FASB") issued Statement of Financial Accounting Standards ("SFAS") No. 141(R), "Business Combinations" ("SFAS 141(R)"), which replaces SFAS No. 141. The statement retains the fundamental requirements in SFAS No. 141 that the acquisition method of accounting (previously referred to as the purchase method of accounting) be used for all business combinations, but requires a number of changes, including changes in the way assets and liabilities are recognized as a result of business combinations. It also requires the capitalization of in-process research and development at fair value and requires the expensing of acquisition-related costs as incurred. In April 2009, the FASB issued Staff Position No.FAS 141(R)-1 which amends SFAS 141(R) by establishing a model to account for certain pre-acquisition contingencies. Under the FSP, an acquirer is required to recognize at fair value an asset acquired or a liability assumed in a business combination that arises from a contingency if the acquisition-date fair value of that asset or liability can be determined during the measurement period. If the acquisition-date fair value cannot be determined, then the acquirer should follow the recognition criteria in SFAS No. 5, "Accounting for Contingencies", and FASB Interpretation No. 14, "Reasonable Estimation of the Amount of a Loss
     - an interpretation of FASB Statement No. 5". SFAS 141(R) and FAS 141(R)-1 are effective beginning July 1, 2009, and will apply prospectively to business combinations completed on or after that date. The impact of the adoption of SFAS 141(R) and FAS 141(R)-1 will depend on the nature of acquisitions completed after the date of adoption.

     In February 2008, the FASB issued FSP FAS 157-2, Effective Date of FASB Statement No. 157, which delays the effective date of SFAS No. 157 to July 1, 2009, for all nonfinancial assets and nonfinancial liabilities, except for items that are recognized or disclosed at fair value in the financial statements on a recurring basis (at least annually). The Company believes the adoption of the delayed items of SFAS No. 157 will not have a material impact on our financial statements.

     In May 2009, the FASB issued SFAS No. 165, Subsequent Events, which established general accounting standards and disclosure for subsequent events. The Company adopted SFAS No.165 during the second quarter of 2009. In accordance with SFAS No. 165, the Company has evaluated subsequent events through the date the financial statements were filed on September 30, 2009.

     In June 2009, the FASB issued SFAS No. 168 -- The FASB Accounting Standards Codification and the Hierarchy of Generally Accepted Accounting Principles-a replacement of FASB Statement No. 162. SFAS 168 establishes the FASB Accounting Standards Codification as the single source of authoritative US generally accepted accounting principles recognized by the FASB to be applied to nongovernmental entities. SFAS 168 is effective for financial statements issued for interim and annual periods ending after September 15, 2009. The adoption of SFAS 168 will not have an impact on the Company's financial position, results of operations or cash flows.

3.   Termination of Operations
     -------------------------

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

     In view of the above-mentioned plan, the Company's ability to continue as a going concern is dependent upon several factors, including, but not limited to, continued financial support from Honview International Limited ("Honview"), a former shareholder of Migration, which is now a majority stockholder of COL, the successfulness of a possible business combination and whether the post-combination business would be able to achieve and maintain profitable operations and to raise additional capital. The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

     The Company believes that Honview will continue to provide funding during the forthcoming fiscal year.

     The majority of the Company's business activities were suspended effective July 2007, and on November 23, 2007, the board of directors' resolved to cease the operations of the only business of the Company upon expiration of the Joint Venture's business license on December 10, 2007, the Company reentered the development stage effective December 10, 2007. It is expected that the Company will remain in such status until a business combination is taken place.

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

4.   Deposits
     --------

     The following information summarizes deposits and other receivables at:

                                           June 30, 2009          June 30, 2008
                                    ---------------------------   -------------
                                        (US$)         (Rmb)           (Rmb)
                                   (Illustrative
                                        Only)

     Rental deposits                    3,068         21,000         21,000
                                       ======         ======         ======

5.   Property, Office Space and Equipment
     ------------------------------------

     Property, office space and equipment consist of the following:

                                            June 30, 2009          June 30, 2008
                                      --------------------------   -------------
                                         (US$)          (Rmb)          (Rmb)
                                    (Illustrative
                                         Only)

     Vehicles                              41,729        285,622        285,622
     Computer equipment                   686,907      4,701,715      4,701,715
     Computer software                    573,790      3,927,454      3,927,454
     Office furniture                      27,930        191,174        191,174
     Other equipment                      229,049      1,567,787      1,567,787
                                      -----------    -----------    -----------

                                        1,559,405     10,673,752     10,673,752
     Less : Accumulated depreciation   (1,559,405)   (10,673,752)   (10,673,752)
                                      -----------    -----------    -----------

                                             --             --             --
                                      ===========    ===========    ===========

6.   Payable To The Related Party
     ----------------------------

                                            June 30, 2009       June 30, 2008
                                       -----------------------  -------------

                                         (US$)        (Rmb)         (Rmb)
                                     (Illustrative
                                         Only)

     Due to majority stockholder
      (Note A)                         11,743,942   80,384,466   79,590,829
                                       ==========   ==========   ==========

     The amount payable to the related party, which is the majority stockholder of COL, is without interest or collateral and has no fixed repayment term. The majority stockholder has confirmed in writing that it would not demand repayment within the next twelve months. Pursuant to the Loan Agreement, Honview International Limited, the ultimate holding company of the Company, agreed to lend Migration its cash needs, from time to time, at any time until January 1, 2004 up to an aggregate principal amount of US$8 million. As a result of Migration becoming a wholly owned subsidiary of the Company, any amounts loaned from Honview prior to February 8, 2002, the effective date of the registration statement related to the COL's initial public offering, may be paid at the option of Honview, by converting, at any time after October 10, 2002, part or all the unpaid principal amount of the loan into shares of the COL's common stock, at a price equal to the greater of $1.20 per share or 90 percent of the average weighted trading price of the common stock for the 20 trading days preceding the date of notice of exercise of conversion. Any amounts loaned from Honview after the effective date of such registration statement may be paid, at the option of Honview, by converting, at any time after October 10, 2002, part or all the unpaid principal amount of the loan into shares of the COL's common stock, at a price equal to the greater of $1.20 per share or 110 percent of weighted average trading price of common stock for the 20 trading days preceding the date of the loan.

     There has been no change to the above loan condition during the years ended June 30, 2009 and 2008. In addition, during the year, Honview has undertaken to make available adequate funds to the Company as and when required to maintain the Company as a going concern.


7.   Discontinued Operations
     -----------------------

     The results of the discontinued operations for the years ended June 30, 2009 and 2008 are summarized as follows:


                                                         FOR THE YEAR ENDED
                                               -------------------------------------      Cumulative
                                                                                               since
                                                                                          reentering
                                                                                         development
                                                                                      stage December
                                                                                         10, 2007 to
                                                    JUNE 30, 2009      JUNE 30, 2008   June 30, 2009
                                               ----------------------  -------------   -------------
                                                 (US$)        (Rmb)          (Rmb)         (Rmb)
                                            (Illustrative
                                                 only)
     Net revenues:
         Telecommunication                         --            --           9,646          --
                                               --------      --------      --------      --------

              Total revenues                       --            --           9,646          --
                                               --------      --------      --------      --------

     Cost of Sales:
         Telecommunication                         --            --         (30,000)      (30,000)
                                               --------      --------      --------      --------

              Total cost of sales                  --            --         (30,000)      (30,000)
                                               --------      --------      --------      --------

     Gross loss                                    --            --         (20,354)      (30,000)
                                               --------      --------      --------      --------

     Operating expenses:
        General and administrative
              expenses                           (1,000)       (6,842)     (258,025)      (88,430)
                                               --------      --------      --------      --------

              Total operating expenses           (1,000)       (6,842)     (258,025)      (88,430)
                                               --------      --------      --------      --------

     Operating loss                              (1,000)       (6,842)     (278,379)     (118,430)

        Other income                               --            --         258,945        22,050
                                               --------      --------      --------      --------

     Net loss attributable to discontinued
         operations                              (1,000)       (6,842)      (19,434)      (96,380)
                                               ========      ========      ========      ========


8.   Commitments and Contingencies
     -----------------------------

     i)   Stock Option Plan - The Company has set up a stock option plan (the
          "Stock Option plan"), which the Company may grant options to key employees and other persons to purchase an aggregate of 4,000,000 shares of common stock. The options granted pursuant to the Stock
          Option Plan may be either incentive options qualifying for beneficial tax treatment for the recipient, or non-qualified options. The terms of the Stock Option Plan concerning incentive options and non-qualified options are substantially the same except that only
          COL's or its subsidiaries' employees are eligible for incentive options, and other individuals are eligible for non-qualified options.
          With respect to options granted to persons other than outside directors, the Stock Option Plan is administered by an Option
          Committee that determines the terms of the options subject to the requirements of the Stock Option Plan.

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

                                      F-12

     ii) There was no commitment nor litigation brought against the Company as of June 30, 2009 and 2008.


9.   Taxes
     -----

     COL and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate.

     The Joint Venture, which was established in the PRC, is subject to the PRC income taxes at a rate of 25%. However, the Shenzhen head office of the Joint Venture is entitled to full exemption from income tax for one year starting from the first profit making year and 50% tax reduction in the subsequent two years. No PRC income tax has been provided for in the financial statements as the Joint Venture in the PRC incurred a loss for the periods presented.

     Migration operates in Hong Kong where the statutory tax rate was 16.5% for the years ended June 30, 2009 and 2008, on assessable income arising in Hong Kong. No Hong Kong profits tax has been provided for as Migration's operations in Hong Kong incurred a loss for taxation purposes for the periods presented. Migration is exempt from any BVI income taxes under BVI International Business Act for its operations being located only in Hong Kong.

     The Company has no net operating loss carry forward for tax reporting purposes in the PRC for the years ended June 30, 2009 and 2008. No deferred income taxes are provided as there are no temporary differences between the tax and book basis of assets and liabilities due to the current status of the Company as a shell company.

10.  Employee Costs
     --------------

     The Company did not have any full-time employees and outstanding pension obligations following the cessation of principal business in December 2007.

                                  Exhibit List

The following is a complete list of Exhibits filed as part of this Report on Form 10-K, which Exhibits are incorporated herein.

Number         Description
------         -----------

2.1 Stock Exchange Agreement between and among Migration Developments Limited, the Company and the stockholders of Migration Developments Limited dated June 8, 2000 (1)

3.1 Certificate of Incorporation filed with the Delaware Secretary of State effective as of February 22, 2000 (1)

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