Form 10-Q
period 2009-09-30
COL CHINA ONLINE INTERNATIONAL INC
filed 2009-11-13
CIK 1114274

SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

                                    FORM 10-Q

(Mark One)

[ ] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE
    ACT OF 1934

For the quarterly period ended September 30, 2009

                                       OR

[ ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES
    EXCHANGE ACT OF 1934

                       Commission File Number: 333-39208

                       COL China Online International Inc.
                       -----------------------------------
             (Exact name of registrant as specified in its charter)

             Delaware                                 52-2224845
             --------                                 ----------
  (State or other jurisdiction of        (I.R.S. Employer Identification No.)
  incorporation or organization)

                       3176 South Peoria Court, Suite 100
                             Aurora, Colorado, 80014
                             -----------------------
               (Address of principal executive offices) (Zip Code)

                                 (303) 695-8530
                                 --------------
              (Registrant's telephone number, including area code)

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Securities Exchange Act of 1934 during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
Yes [x] No [ ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (ss. 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
Yes [ ] No [ ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of "large accelerated filer," "accelerated filer" and "smaller reporting company" in Rule 12b-2 of the Exchange Act. (check one):

 Large accelerated filer    [ ]               Accelerated filer             [ ]

 Non-accelerated filer      [ ]               Smaller reporting company     [x]
   (Do not check if a smaller reporting company)

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).
Yes [x] No [ ]

As of November 9, 2009, the registrant had outstanding 50,155,000 shares of its common stock, par value $0.001.


                                            TABLE OF CONTENTS

                                                                                                                PAGE

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

           Condensed Consolidated Balance Sheets as of September 30, 2009 (Unaudited) and June 30, 2009           3

           Condensed Consolidated Statements of Operations for the three months ended September 30, 2009 and      4
           2008 (Unaudited)

           Condensed Consolidated Statement of Changes in Stockholder's deficit for the three months ended        6
           September 30, 2009

           Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2009 and      7
           2008 (Unaudited)

           Notes to Financial Statements                                                                          8

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS                   12

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                                              14

ITEM 4T.   CONTROLS AND PROCEDURES                                                                                14

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS                                                                                                  15

        SIGNATURES                                                                                                16







                                     PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                   COL CHINA ONLINE INTERNATIONAL INC.
                                      (A Development Stage Company)
                                  CONDENSED CONSOLIDATED BALANCE SHEETS


                                                                 SEPTEMBER 30, 2009
                                                                    (Unaudited)            JUNE 30, 2009
                                                             ---------------------------   -------------
                                                       Note         (US$)       (Rmb)          (Rmb)
                                                            (Illustrative
ASSETS                                                              only)
------

CURRENT ASSETS:
    Cash                                                            4,366         29,889         33,857
     Deposits and other receivables from discontinued
      operations                                        7           3,068         21,000         21,000
                                                              -----------    -----------    -----------

             Total current assets                                   7,434         50,889         54,857

PROPERTY, OFFICE SPACE AND EQUIPMENT, net of full
    depreciation                                                     --             --             --
                                                              -----------    -----------    -----------

TOTAL ASSETS                                                        7,434         50,889         54,857
                                                              ===========    ===========    ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                          44,873        307,144        222,514
                                                              -----------    -----------    -----------

             Total current liabilities                             44,873        307,144        222,514
                                                              -----------    -----------    -----------

NON-CURRENT LIABILITIES:
    Payable to majority stockholder                     8      11,759,327     80,489,770     80,384,466
                                                              -----------    -----------    -----------

             Total non-current liabilities                     11,759,327     80,489,770     80,384,466
                                                              -----------    -----------    -----------

Commitments and contingencies                           9
STOCKHOLDERS' DEFICIT:
    Common stock, US$0.001 par value, 100,000,000
         shares authorized and 50,155,000 shares
         issued, outstanding                                       59,734        408,864        408,864
    Additional paid-in capital                                    177,378      1,214,118      1,214,118
    Accumulated deficit before reentering
         development stage                                    (12,229,567)   (83,708,451)   (83,708,451)
    Accumulated deficit from inception
         of reentering development stage                         (232,638)    (1,592,355)    (1,398,453)
    Other comprehensive income                                    428,327      2,931,799      2,931,799
                                                              -----------    -----------    -----------

             Total stockholders' deficit                      (11,796,766)   (80,746,025)   (80,552,123)
                                                              -----------    -----------    -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIENCY                      7,434         50,889         54,857
                                                              ===========    ===========    ===========

Translation of amounts from Rmb into US$ for the convenience of the reader has been made at the exchange rate of US$1.00 = Rmb 6.84476. No representation is made that the Rmb amounts could have been, or could be, converted into US$, at that rate on September 30, 2009 or at any other rate.

          The financial statements should be read in conjunction with the accompanying notes.



                                COL CHINA ONLINE INTERNATIONAL INC.
                                   (A Development Stage Company)
                     UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                          CUMULATIVE
                                                                                             SINCE
                                                                                          REENTERING
                                                                                          DEVELOPMENT
                                                                                            STAGE ON
                                                   FOR THE THREE MONTHS ENDED             DECEMBER 10,
                                           -------------------------------------------      2007 TO
                                                                          SEPTEMBER 30,   SEPTEMBER 30,
                                               SEPTEMBER 30, 2009             2008            2009
                                           --------------------------      ----------      ----------
                                    Note          (US$)       (Rmb)           (Rmb)           (Rmb)
                                          (Illustrative
                                                  only)

CONTINUING OPERATIONS
General and administrative expenses           (28,328)       (193,902)       (151,412)     (1,495,975)
                                           ----------      ----------      ----------      ----------

Loss from continuing operation                (28,328)       (193,902)       (151,412)     (1,495,975)
                                           ----------      ----------      ----------      ----------

DISCONTINUED OPERATIONS               7
Net loss attributable to
  discontinued operations                        --              --            (6,226)        (96,380)
                                           ----------      ----------      ----------      ----------

Loss before minority interest                 (28,328)       (193,902)       (157,638)     (1,592,355)
                                           ----------      ----------      ----------      ----------

Minority interest                                --              --              --              --

NET LOSS                                      (28,328)       (193,902)       (157,638)     (1,592,355)

Other comprehensive income
  - Foreign currency translation                 --              --            37,702       1,036,055
                                           ----------      ----------      ----------      ----------

COMPREHENSIVE (LOSS) INCOME                   (28,328)       (193,902)       (119,936)        556,300
                                           ==========      ==========      ==========      ==========


Translation of amounts from Rmb into US$ for the convenience of the reader has been made at the exchange rate of US$1.00 = Rmb 6.84476. No representation is made that the Rmb amounts could have been, or could be, converted into US$, at that rate on September 30, 2009 or at any other rate.

       The financial statements should be read in conjunction with the accompanying notes.



                                 COL CHINA ONLINE INTERNATIONAL INC.
                                    (A Development Stage Company)
                      UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS


                                                                                             CUMULATIVE
                                                                                               SINCE
                                                                                             REENTERING
                                                                                             DEVELOPMENT
                                                                                              STAGE ON
                                                       FOR THE THREE MONTHS ENDED            DECEMBER 10,
                                               ------------------------------------------      2007 TO
                                                                             SEPTEMBER 30,   SEPTEMBER 30,
                                                    SEPTEMBER 30, 2009            2008           2009
                                               ----------------------------    ----------     ----------
                                        Note           (US$)       (Rmb)          (Rmb)          (Rmb)
                                               (Illustrative
                                                       only)

Basic and Fully Diluted Loss Per Share    6

From continuing operations                          (0.0006)       (0.0039)       (0.0030)       (0.0298)
                                                 ==========     ==========     ==========     ==========

From discontinued operations                        (0.0000)       (0.0000)       (0.0001)       (0.0019)
                                                 ==========     ==========     ==========     ==========

Weighted Average Common
  Share Outstanding                              50,155,000     50,155,000     50,155,000     50,155,000
                                                 ==========     ==========     ==========     ==========




Translation of amounts from Rmb into US$ for the convenience of the reader has been made at the exchange rate of US$1.00 = Rmb 6.84476. No representation is made that the Rmb amounts could have been, or could be, converted into US$, at that rate on September 30, 2009 or at any other rate.

         The financial statements should be read in conjunction with the accompanying notes.


                                                 COL CHINA ONLINE INTERNATIONAL INC.
                                                    (A Development Stage Company)
                                   CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
                                              FOR THE PERIOD ENDED SEPTEMBER 30, 2009


                                                                     Accumulated
                                                                       deficit        Accumulated
                                                                       before        deficit from     Accumulated
                                                      Additional      reentering     inception of        other
                                                        paid-in      development      development    comprehensive
                            Common stock                capital         stage            stage           income           Total
                     ---------------------------     -----------     -----------      -----------      -----------     -----------
                        Number          (Rmb)           (Rmb)           (Rmb)            (Rmb)            (Rmb)           (Rmb)

Balance as of
   June 30, 2008      50,155,000         408,864       1,214,118     (83,708,451)        (529,770)       2,870,134     (79,745,105)
Net loss for the
   year                     --              --              --              --           (868,683)            --          (868,683)
Other
   comprehensive
   income                   --              --              --              --               --             61,665          61,665
                     -----------     -----------     -----------     -----------      -----------      -----------     -----------

Balance as of
   July 1, 2009       50,155,000         408,864       1,214,118     (83,708,451)      (1,398,453)       2,931,799     (80,552,123)
Net loss for the
   period
   (unaudited)              --              --              --              --           (193,902)            --          (193,902)
                     -----------     -----------     -----------     -----------      -----------      -----------     -----------

Balance as of
   September 30,
   2009
   (unaudited)        50,155,000         408,864       1,214,118     (83,708,451)      (1,592,355)       2,931,799     (80,746,025)
                     ===========     ===========     ===========     ===========      ===========      ===========     ===========





Translation of amounts from Rmb into US$ for the convenience of the reader has been made at the exchange rate of
US$1.00 = Rmb 6.84476. No representation is made that the Rmb amounts could have been, or could be, converted into US$, at that rate on September 30, 2009 or at any other rate.

                       The financial statements should be read in conjunction with the accompanying notes.


                                      COL CHINA ONLINE INTERNATIONAL INC.
                                         (A Development Stage Company)
                          UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

                                                                                                    CUMULATIVE
                                                                                                       SINCE
                                                                                                    REENTERING
                                                                                                    DEVELOPMENT
                                                                                                     STAGE ON
                                                            FOR THE THREE MONTHS ENDED              DECEMBER 10,
                                                    --------------------------------------------      2007 TO
                                                                                    SEPTEMBER 30,   SEPTEMBER 30,
                                                        SEPTEMBER 30, 2009              2008            2009
                                                    ---------------------------      ----------      ----------
                                                           (US$)        (Rmb)           (Rmb)           (Rmb)
                                                    (Illustrative
                                                           only)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                              (28,328)       (193,902)       (157,638)     (1,592,355)

  Adjustments to reconcile net loss to net cash used in operating activities:

     Change in operating assets and liabilities:
       Decrease in:
         Deposit and other receivables                     --              --              --            23,608
       Increase in:
         Accounts payable and accrued
          expenses                                       12,364          84,630          43,530         126,248
         Exchange difference                               --              --             1,199          33,721
                                                     ----------      ----------      ----------      ----------

     Net cash used in operating activities              (15,964)       (109,272)       (112,909)     (1,408,778)
                                                     ----------      ----------      ----------      ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from majority stockholder                     15,385         105,304         104,674       1,309,045
                                                     ----------      ----------      ----------      ----------

  Net cash provided by financing activities              15,385         105,304         104,674       1,309,045
                                                     ----------      ----------      ----------      ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                    --              --              (123)         (2,050)
                                                     ----------      ----------      ----------      ----------

NET DECREASE IN CASH                                       (579)         (3,968)         (8,358)        (99,733)

CASH, beginning of period                                 4,945          33,857          62,445         131,672
                                                     ----------      ----------      ----------      ----------

CASH, end of period                                       4,366          29,889          54,087          29,889
                                                     ==========      ==========      ==========      ==========


Translation of amounts from Rmb into US$ for the convenience of the reader has been made at the exchange rate of
US$1.00 = Rmb 6.84476. No representation is made that the Rmb amounts could have been, or could be, converted into US$, at that rate on September 30, 2009 or at any other rate.

               The financial statements should be read in conjunction with the accompanying notes.

                                                      Page 7

                       COL CHINA ONLINE INTERNATIONAL INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


1.   Company Organization and Operations

     Nature of Operations - COL China Online International Inc. ("COL International", COL International and its subsidiaries are collectively referred to as the "Company") was incorporated as a Delaware corporation on February 22, 2000, for the purpose of acquiring Migration Developments Limited, a British Virgin Islands company ("Migration") and raising equity capital to be utilized in the business of Migration. Migration held a 90% equity interest in Shenzhen Knowledge & Communication Co. Ltd. which was a Sino-foreign equity joint venture ("Joint Venture") in the People's Republic of China ("PRC").

     As more fully explained in note 3 to these financial statements, the Company terminated its operations effective December 10, 2007 and has become a shell company. As a result, the Company reentered the development stage on December 10, 2007. For the Company's plan of operations following the termination of its business, see note 2 to the consolidated financial statements.

2.   Basis of Presentation

     The accompanying consolidated financial statements have been prepared assuming COL International will continue operating as a going concern. Following the termination of operations as more fully explained in note 3 to these financial statements, the Company's business was suspended as of July 2007, and the Company will likely seek to enter into a business combination with one or more yet to be identified privately-held businesses.

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

     The unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements have been prepared on the same basis as the annual financial statements. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2009, which was filed on September 30, 2009. In the opinion of the directors, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2009 and the results of its operations and cash flows for the three-month period then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

     The Company has evaluated subsequent events through the date and time this Quarterly Report on Form 10-Q was filed with the SEC.

     The amounts included in the financial statements are presented in Renminbi ("Rmb") because the Company's activities are primarily conducted in the PRC. For illustrative purposes, the consolidated balance sheet as at September 30, 2009 and consolidated statement of operations for the three months ended September 30, 2009 and consolidated statement of cash flows for the three months ended September 30, 2009 have been translated into US dollars at approximately 6.84476 Rmb to the dollar, which was the exchange rate at September 30, 2009.

3.   Termination of Operations

     The accompanying consolidated financial statements have been prepared assuming COL International will continue operating as a going concern. The majority of the Company's business activities were suspended effective July 2007. On November 23, 2007, the Board of Directors resolved to cease the Company's primary operations due to the expiration of the Joint Venture's business license on December 10, 2007. The Company has used the amounts collected from its accounts receivable and deposits paid and cash on hand to pay any outstanding liabilities or accounts payable, and would request the remaining liabilities to be undertaken by the majority stockholder, Honview. The Company does not expect any assets to remain outstanding or to be available for distribution to the parties of the Joint Venture or stockholders of the Company.

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

     In accordance with the applicable accounting guidance, the assets and liabilities related to the operations with the Joint Venture have been separately disclosed in note 7 to the consolidated financial statements. Discontinued operations are reported as a separate component within the Condensed Consolidated Statements of Operations and outside of the loss from continuing operations. As a result, net revenues, or cost of sales, all of which related to the Joint Venture are no longer reported separately in the Condensed Consolidated Statements of Operations.

     As a result of the expiration of the Joint Venture license on December 10, 2007, the Company reentered the development stage. The results of operations that have accumulated since the Company reentered the development stage are presented in the Condensed Consolidated Statements of Operations. The accumulated deficit before reentering development stage and the cumulative financial information since reentering the development stage (inception) have been separately presented in the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Stockholders' Deficit and the Condensed Consolidated Statements of Cash Flows for the period from December 10, 2007 (inception) to September 30, 2009.

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

4.   Recently Issued Accounting Standards

     During the third quarter of 2009, the Company adopted the new Accounting Standards Codification (ASC) as issued by the FASB. The ASC has become the source of authoritative U.S. GAAP recognized by the FASB to be applied by nongovernmental entities. The ASC is not intended to change or alter existing GAAP. The adoption of the ASC did not have a material impact on the Company's financial statements.

     SFAS 166 - In June 2009, the FASB issued SFAS No. 166, Accounting for Transfers of Financial Assets - an amendment of FASB Statement No. 140. SFAS 166 requires entities to provide more information about sales of securitized financial assets and similar transactions, particularly if the seller retains some risk to the assets. The statement eliminates the concept of a qualifying special-purpose entity, changes the requirements for the de-recognition of financial assets, and calls upon sellers of the assets to make additional disclosures about them. SFAS 166 is effective occurring on or after November 15, 2009 and is not expected to have a material impact on the Company's financial statements.

     SFAS 167 - In June 2009, the FASB issued SFAS No. 167, Amendments to FASB Interpretation No. 46(R). SFAS 167 amends Interpretation No. 46(R) to require enhanced disclosures that will provide users of financial statements with more transparent information about an enterprise's involvement in a variable interest entity. SFAS 167 is effective for an entity's first fiscal period that begins after November 15, 2009 and is not expected to have a material impact on the Company's financial statements.

5.   Comprehensive Income

     The Company accounts for comprehensive income in accordance with ASC 220, "Comprehensive Income". ASC 220 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined therein, refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders' equity.

6.   Net Loss Per Share

     Basic and diluted net loss per share is computed by dividing net loss for continuing and discontinued operations, respectively, by weighted average number of common stock outstanding.

     Pursuant to the COL International's 2000 Stock Option Plan ("2000 Plan"), options may be granted to purchase an aggregate of 4,000,000 shares of common stock to key employees and other persons who have or are contributing to the Company's success. As of September 30, 2009, no options had been granted under the 2000 Plan.

7.   Discontinued Operations

     On November 23, 2007, the Board of Directors resolved to cease the operations of the only business of the Company upon the expiration of the Joint Venture's business license on December 10, 2007. The discontinued operations have been reported as a separate component within the Condensed Consolidated Statements of Operations and outside of the loss from continuing operations.

         The results of the discontinued operations for the three months ended September 30, 2009 and 2008 are summarized as follows (unaudited):

                                                                   CUMULATIVE
                                                                     SINCE
                                                                   REENTERING
                                                                   DEVELOPMENT
                                                                    STAGE ON
                                   FOR THE THREE MONTHS ENDED      DECEMBER 10,
                               ----------------------------------    2007 TO
                                                     SEPTEMBER 30, SEPTEMBER 30,
                                SEPTEMBER 30, 2009       2008         2009
                               --------------------   ----------   ----------
                                      (US$)  (Rmb)       (Rmb)        (Rmb)
                              (Illustrative
                                      only)

Turnover                            --         --          --           --
Cost of sales                       --         --          --        (30,000)
Operating expenses                  --         --        (6,239)     (88,430)
Other income                        --         --            13       22,050
                                  ------     ------     -------      -------

Loss before taxation                --         --        (6,226)     (96,380)
                                  ======     ======     =======      =======

Loss before minority interest
  Minority interest                 --         --        (6,226)     (96,380)
                                  ======     ======     =======      =======

Net loss attributable to
  discontinued operations           --         --        (6,226)     (96,380)
                                  ======     ======     =======      =======


     Assets and liabilities of the discontinued operations, which have been included in the Condensed Consolidated Balance Sheets, were as follows:

                                                             JUNE 30,
                                      SEPTEMBER 30, 2009       2009
                                      -------------------    -------
                                         (US$)     (Rmb)      (Rmb)
                                 (Illustrative
                                         Only)

     Deposits and other receivables      3,068     21,000     21,000
                                        ------     ------     ------

     Net assets                          3,068     21,000     21,000
                                        ======     ======     ======

8.   Payable to Majority Stockholder

     The amount due is unsecured, interest-free and must be repaid on demand. The fair value of the advance from majority stockholder, which is interest-free, cannot be estimated reliably due to the relationship between the stockholder and the Company.

9.   Commitments and Contingencies

     As of September 30, 2009 and June 30, 2009, the Company had no material outstanding commitment and contingencies.

10.  Income Taxes

     The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdictions in which each entity is domiciled. The Company did not make any tax provision in view of the losses incurred.

Item 2. Management's Discussion and Analysis of Financial Condition and Results of Operations

This document contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company's plans, objectives, expectations and intentions. When used in this document, the words "expects", "anticipates", "intends" and "plans" and similar expressions are intended to identify certain of these forward-looking statements. The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document. Our actual results could differ materially from those discussed in this document. Factors that could cause or contribute to such difference include those discussed below and in the Annual Report on Form 10-K for the year ended June 30, 2009.

Overview
--------

COL China Online International, Inc. ( "COL International") was formed for the purpose of acquiring and conducting the engineering services and the internet related business of Migration Development Limited, a British Virgin Islands company ("Migration"), and raising equity capital to be utilized in the business of Migration. Migration held a 90% equity interest in Shenzhen Knowledge & Communication Co. Ltd. which was a Sino-foreign equity joint venture (the "Joint Venture") in the People's Republic of China ("PRC").

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

The Company has not entered into any agreement, arrangement or understanding of any kind with any person regarding a business combination. Depending upon the nature of the transaction, the current officers and directors of the Company probably will resign their directorship and officer positions with the Company in connection with any consummation of a business combination. The current management is not expected to have any control over the conduct of the Company's business following the completion of a business combination. The Company has no plans, understandings, agreements, or commitments with any individual or entity to act as a finder of or as a business consultant in regard to any business opportunities for the Company. In addition, there are no plans to use advertisements, notices or any general solicitation in the search for combination candidates. The Company has relied upon private financing from

Honview, which amount due is repayable on demand. Honview has confirmed to the Company that it will not demand repayment for the current fiscal year and the Company has classified such amount as a non-current liability.

Accounting Treatment After Termination of Operations - In connection with the expiration of the Joint Venture license on December 10, 2007 and in accordance with the applicable accounting guidance, all assets and liabilities associated with the Joint Venture are separately disclosed in note 7 to the consolidated financial statements. Discontinued operations are reported as a separate component within the Condensed Consolidated Statements of Operations and outside of the loss from continuing operations. As a result, net revenues or cost of sales, all of which related to the Joint Venture, are no longer report separately in the Condensed Consolidated Statements of Operations.

In addition, the Company reentered the development stage upon the expiration of the Joint Venture license. The results of operations that have accumulated since the Company reentered the development stage are presented in the Condensed Consolidated Statements of Operations. The accumulated deficit before reentering development stage and the accumulated deficit since reentering the development stage (inception) have been separately presented in the Condensed Consolidated Balance Sheets, Condensed Consolidated Statements of Changes in Stockholders' Deficit and the Condensed Consolidated Statements of Cash Flows for the period from December 10, 2007 (inception) to September 30, 2009.

Results of Operations

General and administrative expenses for continuing operations included salaries and other expenses. For the period ended September 30, 2009 and 2008, general and administrative expenses increased to Rmb193,902 (US$28,328) from Rmb151,412 due to an increase in professional fees and review fees.

There was no revenue for the periods ended September 30, 2009 and September 30, 2008 due to the Company's cessation of business upon expiration of the Joint Venture's business license in December 2007.

Operating expenses for discontinued operations included bank charges and other expenses. For the period ended September 30, 2009, general and administrative expenses for discontinued operations were RmbNil as compared to Rmb6,239 for the period ended September 30, 2008.

The foregoing revenues and expenses have resulted in net losses of Rmb193,902 (US$28,328) and Rmb157,638 for the period ended September 30, 2009 and 2008, respectively. The Company expects to continue to incur non-operating expenses and have limited to no revenue as a shell company.

The Company has recorded other comprehensive income of RmbNil and Rmb37,702 for the periods ended September 30, 2009 and 2008, respectively, directly into the stockholders' deficit. This comprehensive income is mainly the result of unrealized gain on translation of United States dollar advances from Honview from US$ to Rmb on consolidation.

Liquidity and Capital Resources

As of September 30, 2009 and June 30, 2009, the Company had a negative working capital of Rmb256,255 (US$37,438) and Rmb167,657, respectively. As of September 30, 2009, advances from the majority stockholder totaled Rmb80,489,770 (US$11,759,327) compared to advances from the majority stockholder of Rmb80,384,466 as of June 30, 2009. The majority stockholder has confirmed its intention to provide financial support to the Company.

Cash used in operating activities for the three months ended September 30, 2009 was Rmb109,272 (US$15,964) as compared with Rmb112,909 for the three months ended September 30, 2008. The cash used in operations was to fund operating losses of Rmb193,902 (US$28,328) and Rmb157,638 for the three months ended September 30, 2009 and 2008, respectively.

Cash flows from financing activities have generally come from advances by the majority stockholder of the Company. During the three months ended September 30, 2009 and 2008, the majority stockholder has advanced Rmb105,304 (US$15,385) and Rmb104,674, respectively.

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

The financial statements included elsewhere in this Quarterly Report on Form 10-Q, including the critical accounting policies and use of estimates, should be read in conjunction with the annual consolidated financial statements and notes included in the latest Annual Report on Form 10-K, as filed with the SEC, which includes audited consolidated financial statements for the two fiscal years ended June 30, 2009.

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

Not applicable.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The Company's management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) and pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

Based on the Company's evaluation, its chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of September 30, 2009 in providing reasonable assurance that information the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company's chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

There were no changes in the Company's internal controls over financial reporting (as such term is defined under Rules 13a-15(f) and 15d-15(f) under the Exchange Act) that occurred during the period covered by this Quarterly Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

                           PART II - OTHER INFORMATION



Item 6. Exhibits.

31.1 Section 302 Certification of Chief Executive Officer and Chief Financial Officer

32.1 Section 906 Certification of Chief Executive Officer and Chief Financial Officer

                                   SIGNATURES

     In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.


Date:  November 13, 2009
                                            COL CHINA ONLINE INTERNATIONAL INC.
                                            -----------------------------------
                                                       (Registrant)


                                                  By: /s/ Chi Keung Wong
                                                  ----------------------
                                                  Chi Keung Wong
                                                  Chief Executive Officer and
                                                  Chief Financial Officer
                                                  (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.    Description
-----------    -----------

31.1 Section 302 Certification of Chief Executive Officer and Chief Financial Officer

32.1 Section 906 Certification of Chief Executive Officer and Chief Financial Officer