Form 10-Q
period 2009-12-31
COL CHINA ONLINE INTERNATIONAL INC
filed 2010-02-16
CIK 1114274

FORM 10-Q

                       SECURITIES AND EXCHANGE COMMISSION
                             Washington, D.C. 20549

(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2009
                                       OR

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

[ ] Yes [ ] No


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

[X] Yes [ ] No

As of February 1, 2010, the registrant had outstanding 50,155,000 shares of its common stock, par value $0.001.


                                    TABLE OF CONTENTS

                                                                                    PAGE

PART I - FINANCIAL INFORMATION

ITEM 1.   FINANCIAL STATEMENTS

           Consolidated Balance Sheets as of December 31, 2009 (Unaudited) and
           June 30, 2009                                                              3

           Consolidated Statements of Operations for the three and six months
           ended December 31, 2009 and 2008 (Unaudited)                               4

           Consolidated Statements of Changes in Stockholder's deficit for the six
           months ended December 31, 2009 (Unaudited) and year ended June 30, 2009    6

           Consolidated Statements of Cash Flows for the six months ended
           December 31, 2009 and 2008 (Unaudited)                                     7

           Notes to Financial Statements                                              8

ITEM 2.   MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND
          RESULTS OF OPERATIONS                                                      14

ITEM 3.   QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK                 16

ITEM 4T.  CONTROLS AND PROCEDURES                                                    16

PART II - OTHER INFORMATION

ITEM 6.   EXHIBITS                                                                   18

           SIGNATURES                                                                19









                                          PART I - FINANCIAL INFORMATION

Item 1. Financial Statements

                                        COL CHINA ONLINE INTERNATIONAL INC.
                                           (A Development Stage Company)
                                            CONSOLIDATED BALANCE SHEETS


                                                                 DECEMBER 31, 2009 (unaudited)         JUNE 30, 2009
                                                               --------------------------------        -------------
                                                       Note          (US$)                (Rmb)                (Rmb)
                                                             (Illustrative
ASSETS                                                               only)
------

CURRENT ASSETS:
    Cash                                                             7,013               48,002               33,857
    Deposits and other receivables from discontinued
      operations                                         7           3,068               21,000               21,000
                                                               -----------          -----------          -----------

             Total current assets                                   10,081               69,002               54,857

PROPERTY, OFFICE SPACE AND EQUIPMENT, net of full
    depreciation                                                      --                   --                   --
                                                               -----------          -----------          -----------

TOTAL ASSETS                                                        10,081               69,002               54,857
                                                               ===========          ===========          ===========

LIABILITIES AND STOCKHOLDERS' DEFICIENCY
----------------------------------------

CURRENT LIABILITIES:
    Accounts payable and accrued expenses                           21,671              148,328              222,514
                                                               -----------          -----------          -----------

             Total current liabilities                              21,671              148,328              222,514
                                                               -----------          -----------          -----------

NON-CURRENT LIABILITIES:
    Payable to majority stockholder                      8      11,813,544           80,860,870           80,384,466
                                                               -----------          -----------          -----------

             Total non-current liabilities                      11,813,544           80,860,870           80,384,466
                                                               -----------          -----------          -----------

Commitments and contingencies                            9

STOCKHOLDERS' DEFICIT:
    Common stock, US$0.001 par value, 100,000,000
         shares authorized and 50,155,000 shares
         issued, outstanding                                        59,734              408,864              408,864
    Additional paid-in capital                                     177,378            1,214,118            1,214,118
    Accumulated deficit before reentering
         development stage                                     (12,229,567)         (83,708,451)         (83,708,451)
    Accumulated deficit from inception
         of reentering development stage                          (261,006)          (1,786,526)          (1,398,453)
    Other comprehensive income                                     428,327            2,931,799            2,931,799
                                                               -----------          -----------          -----------

             Total stockholders' deficit                       (11,825,134)         (80,940,196)         (80,552,123)
                                                               -----------          -----------          -----------

TOTAL LIABILITIES AND STOCKHOLDERS' DEFICIT                         10,081               69,002               54,857
                                                               ===========          ===========          ===========

Translation of amounts from Rmb into US$ for the convenience of the reader has been made at the exchange rate of
US$1.00 = Rmb 6.84476. No representation is made that the Rmb amounts could have been, or could be, converted into
US$, at that rate on December 31, 2009 or at any other rate.

                The financial statements should be read in conjunction with the accompanying notes.



                                                COL CHINA ONLINE INTERNATIONAL INC.
                                                   (A Development Stage Company)
                                          UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS



                                                                                                                        CUMULATIVE
                                                                                                                           SINCE
                                                                                                                        REENTERING
                                           FOR THE THREE MONTHS ENDED                  FOR THE SIX MONTHS ENDED         DEVELOPMENT
                                    ----------------------------------------   ---------------------------------------   STAGE ON
                                                                                                                        DECEMBER 10,
                                                                                                                           2007 TO
                                                                DECEMBER 31,                              DECEMBER 31,  DECEMBER 31,
                                        DECEMBER 31, 2009           2008          DECEMBER 31, 2009           2008          2009
                                    -------------------------   ------------   ------------------------    -----------   -----------
                               Note        (US$)         (Rmb)         (Rmb)         (US$)         (Rmb)         (Rmb)         (Rmb)
                                   (Illustrative                             (Illustrative
                                           only)                                     only)

CONTINUING OPERATIONS
General and administrative
  expenses                              (28,368)     (194,171)     (268,565)      (56,696)     (388,073)     (419,977)   (1,690,146)
                                     ----------    ----------    ----------    ----------    ----------    ----------    ----------

Loss from continuing
  operation                             (28,368)     (194,171)     (268,565)      (56,696)     (388,073)     (419,977)   (1,690,146)
                                     ----------    ----------    ----------    ----------    ----------    ----------    ----------

DISCONTINUED OPERATIONS         7
Net loss attributable to
  discontinued operations                  --            --            (414)         --            --          (6,640)      (96,380)
                                     ----------    ----------    ----------    ----------    ----------    ----------    ----------

Loss before minority interest           (28,368)     (194,171)     (268,979)      (56,696)     (388,073)     (426,617)   (1,786,526)
                                     ----------    ----------    ----------    ----------    ----------    ----------    ----------

Minority interest                          --            --            --            --            --            --            --

NET LOSS                                (28,368)     (194,171)     (268,979)      (56,696)     (388,073)     (426,617)   (1,786,526)

Other comprehensive income
  - Foreign currency
       translation                         --            --           2,032          --            --          39,734     1,036,055
                                     ----------    ----------    ----------    ----------    ----------    ----------    ----------

COMPREHENSIVE (LOSS) INCOME             (28,368)     (194,171)     (266,947)      (56,696)     (388,073)     (386,883)      750,471
                                     ==========    ==========    ==========    ==========    ==========    ==========    ==========

Translation of amounts from Rmb into US$ for the convenience of the reader has been made at the exchange rate of US$1.00 =
Rmb 6.84476. No representation is made that the Rmb amounts could have been, or could be, converted into US$, at that rate on
December 31, 2009 or at any other rate.

                        The financial statements should be read in conjunction with the accompanying notes.


                                             COL CHINA ONLINE INTERNATIONAL INC.
                                                (A Development Stage Company)
                                      UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

                                                                                                                CUMULATIVE SINCE
                                                                                                                   REENTERING
                                                                                                                   DEVELOPMENT
                                           FOR THE THREE MONTHS ENDED              FOR THE SIX MONTHS ENDED         STAGE ON
                                      ------------------------------------   ------------------------------------  DECEMBER 10,
                                                                                                                      2007 TO
                                                                DECEMBER 31,                           DECEMBER 31,  DECEMBER
                                         DECEMBER 31, 2009         2008         DECEMBER 31, 2009         2008       31, 2009
                                      -----------------------   ----------   -----------------------   ----------   ----------
                              Note          (US$)        (Rmb)        (Rmb)        (US$)        (Rmb)        (Rmb)        (Rmb)
                                    (Illustrative                          (Illustrative
                                            only)                                  only)

Basic and Fully Diluted
  Loss Per Share               6

From continuing operations               (0.0006)     (0.0039)     (0.0054)     (0.0011)     (0.0077)     (0.0084)     (0.0337)
                                      ==========   ==========   ==========   ==========   ==========   ==========   ==========

From discontinued operations             (0.0000)     (0.0000)     (0.0000)     (0.0000)     (0.0000)     (0.0001)     (0.0019)
                                      ==========   ==========   ==========   ==========   ==========   ==========   ==========

Weighted Average Common
  Share Outstanding                   50,155,000   50,155,000   50,155,000   50,155,000   50,155,000   50,155,000   50,155,000
                                      ==========   ==========   ==========   ==========   ==========   ==========   ==========


Translation of amounts from Rmb into US$ for the convenience of the reader has been made at the exchange rate of US$1.00 =
Rmb 6.84476. No representation is made that the Rmb amounts could have been, or could be, converted into US$, at that rate on December 31, 2009 or at any other rate.

                    The financial statements should be read in conjunction with the accompanying notes.


                                                COL CHINA ONLINE INTERNATIONAL INC.
                                                   (A Development Stage Company)
                                    CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT


                                                                        Accumulated
                                                                          deficit     Accumulated
                                                                           before     deficit from       Accumulated
                                                           Additional    reentering   inception of          other
                                                            paid-in      development   development      comprehensive
                                     Common stock           capital         stage         stage             income        Total
                              -------------------------   -----------    -----------    ----------       -----------   -----------
                                Number            (Rmb)         (Rmb)           (Rmb)           (Rmb)          (Rmb)           (Rmb)

Balance as of June 30, 2008    50,155,000       408,864     1,214,118    (83,708,451)       (529,770)      2,870,134    (79,745,105)
Net loss for the year                --            --            --             --          (868,683)           --         (868,683)
Other comprehensive income           --            --            --             --              --            61,665         61,665
                              -----------   -----------   -----------    -----------     -----------     -----------    -----------

Balance as of July 1, 2009     50,155,000       408,864     1,214,118    (83,708,451)     (1,398,453)      2,931,799    (80,552,123)
Net loss for the period              --            --            --             --          (388,073)           --         (388,073)
Other comprehensive income           --            --            --             --              --              --             --
                              -----------   -----------   -----------    -----------     -----------     -----------    -----------

Balance as of December 31,
   2009                        50,155,000       408,864     1,214,118    (83,708,451)     (1,786,526)      2,931,799    (80,940,196)
                              ===========   ===========   ===========    ===========     ===========     ===========    ===========




Translation of amounts from Rmb into US$ for the convenience of the reader has been made at the exchange rate of US$1.00 =
Rmb 6.84476. No representation is made that the Rmb amounts could have been, or could be, converted into US$, at that rate on
December 31, 2009 or at any other rate.

                         The financial statements should be read in conjunction with the accompanying notes.


                                    COL CHINA ONLINE INTERNATIONAL INC.
                                       (A Development Stage Company)
                              UNAUDITED CONSOLIDATED STATEMENTS OF CASH FLOWS


                                                                                                CUMULATIVE
                                                                                                  SINCE
                                                                                                REENTERING
                                                           FOR THE SIX MONTHS ENDED             DEVELOPMENT
                                                    ----------------------------------------     STAGE ON
                                                                                                DECEMBER 10,
                                                                                                  2007 TO
                                                                                 DECEMBER 31,   DECEMBER 31,
                                                        DECEMBER 31, 2009            2008           2009
                                                    -------------------------     ----------     ----------
                                                          (US$)          (Rmb)          (Rmb)          (Rmb)
                                                  (Illustrative
                                                          only)
CASH FLOWS FROM OPERATING ACTIVITIES:
  Net loss                                             (56,696)      (388,073)      (426,617)    (1,786,527)

  Adjustments to reconcile net loss to net cash used in operating activities:

     Change in operating assets and liabilities:
       Decrease in:
         Deposit and other receivables                    --             --             --           23,608
       Increase in:
         Accounts payable and accrued expenses         (10,838)       (74,186)       (66,341)       (32,568)
         Exchange difference                              --             --            1,265         33,722
                                                    ----------     ----------     ----------     ----------

     Net cash used in operating activities             (67,534)      (462,259)      (491,693)    (1,761,765)
                                                    ----------     ----------     ----------     ----------

CASH FLOWS FROM FINANCING ACTIVITIES:
  Advances from majority stockholder                    69,602        476,404        461,446      1,680,145
                                                    ----------     ----------     ----------     ----------

  Net cash provided by financing activities             69,602        476,404        461,446      1,680,145
                                                    ----------     ----------     ----------     ----------

EFFECT OF EXCHANGE RATE CHANGES ON CASH                   --             --               75         (2,050)
                                                    ----------     ----------     ----------     ----------

NET DECREASE IN CASH                                     2,068         14,145        (30,172)       (83,670)

CASH, beginning of period                                4,945         33,857         62,445        131,672
                                                    ----------     ----------     ----------     ----------

CASH, end of period                                      7,013         48,002         32,273         48,002
                                                    ==========     ==========     ==========     ==========


Translation of amounts from Rmb into US$ for the convenience of the reader has been made at the exchange rate of US$1.00 = Rmb 6.84476. No representation is made that the Rmb amounts could have been, or could be, converted into US$, at that rate on December 31, 2009 or at any other rate.

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

     As more fully explained in note 3 to these financial statements, the Company terminated its operations effective December 10, 2007 and has since become a shell company. As a result, the Company reentered the development stage on December 10, 2007. For the Company's plan of operations following the termination of its business, see note 2 to the consolidated financial statements.


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

                       COL CHINA ONLINE INTERNATIONAL INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     The unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the "SEC"). Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. These financial statements have been prepared on the same basis as the annual financial statements. These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company's Annual Report on Form 10-K for the year ended June 30, 2009, which was filed on September 30, 2009. In the opinion of the directors, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company as of December 31, 2009, and the results of its operations for the three and six months then ended and cash flows for the three-month period then ended, have been included. The results of operations for the interim period are not necessarily indicative of the results for the full year.

     The Company has evaluated subsequent events through the date and time this Quarterly Report on Form 10-Q was filed on February 16, 2010 with the SEC.

     The amounts included in the financial statements are presented in Renminbi ("Rmb") because the Company's activities are primarily conducted in the PRC. For illustrative purposes, the consolidated balance sheet as at December 31, 2009, consolidated statement of operations for the three and six months ended December 31, 2009 and consolidated statement of cash flows for the six months ended December 31, 2009 have been translated into US dollars at approximately 6.84476 Rmb to the dollar, which was the exchange rate at December 31, 2009.

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

                       COL CHINA ONLINE INTERNATIONAL INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


     In accordance with the applicable accounting guidance, the assets and liabilities related to the operations with the Joint Venture have been separately disclosed in note 7 to the consolidated financial statements. Discontinued operations are reported as a separate component within the consolidated statements of operations and outside of the loss from continuing operations. As a result, net revenues, or cost of sales, all of which related to the Joint Venture are no longer reported separately in the consolidated statements of operations.

     As a result of the expiration of the Joint Venture license on December 10, 2007, the Company reentered the development stage. The results of operations that have accumulated since the Company reentered the development stage are presented in the consolidated statements of operations. The accumulated deficit before reentering development stage and the cumulative financial information since reentering the development stage (inception) have been separately presented in the consolidated balance sheets, consolidated statements of changes in stockholders' deficit and the consolidated statements of cash flows for the period from December 10, 2007 (inception) to December 31, 2009.

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

4.   Recently Issued Accounting Standards

     In January 2010, the Financial Accounting Standards Board issued Accounting Standards Update ("ASU") 2010-04, Technical Corrections to SEC Paragraphs, containing revisions to various "S" Sections in the Accounting Standards Codification. These Sections reflect certain rules, regulations, interpretive releases of the SEC, which represent authoritative guidance for SEC registrants. The "S" Sections also include content from certain SEC Staff Accounting Bulletins as well as SEC Staff Announcements and SEC Observer Comments made at EITF meetings.

     The technical corrections in ASU 2010-04 primarily reflect revisions to "S" Sections of various Codification Topics related to SEC Staff Announcements, to reflect the appropriate Codification references. The adoption of the ASU 2010-04 will not have a material impact on the Company's financial statements.

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

6.   Net Loss Per Share

     Basic and diluted net loss per share is computed by dividing net loss for continuing and discontinued operations, respectively by weighted average number of common stock outstanding.

     Pursuant to the COL International's 2000 Stock Option Plan ("2000 Plan"), options may be granted to purchase an aggregate of 4,000,000 shares of common stock to key employees and other persons who have or are contributing to the Company's success. As of December 31, 2009, no option had been granted under the 2000 Plan.


                       COL CHINA ONLINE INTERNATIONAL INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


7.   Discontinued Operations

     On November 23, 2007, the Board of Directors resolved to cease the operations of the only business of the Company upon the expiration of the Joint Venture's business license on December 10, 2007. The discontinued operations have been reported as a separate component within the consolidated statements of operations and outside of the loss from continuing operations.

     The results of the discontinued operations for the period ended December
     31, 2009 are summarized as follows (unaudited):

                                                                                                     CUMULATIVE SINCE
                                                                                                        REENTERING
                                                                                                        DEVELOPMENT
                                       FOR THE THREE MONTHS ENDED          FOR THE SIX MONTHS ENDED       STAGE ON
                                   ----------------------------------   -------------------------------  DECEMBER 10,
                                                                                                           2007 TO
                                                           DECEMBER 31,                     DECEMBER 31,  DECEMBER
                                     DECEMBER 31, 2009        2008       DECEMBER 31, 2009     2008       31, 2009
                                   ---------------------   ----------   -------------------  ---------   ----------
                                      (US$)       (Rmb)        (Rmb)     (US$)      (Rmb)       (Rmb)        (Rmb)
                                 (Illustrative                                 (Illustrative
                                      only)                                         only)

     Turnover                           --         --          --         --         --          --          --
     Cost of sales                      --         --          --         --         --          --       (30,000)
     Operating expenses                 --         --          (420)      --         --        (6,659)    (88,430)
     Other income                       --         --             6       --         --            19      22,050
                                      ------     ------     -------     ------     ------     -------     -------

     Loss before taxation               --         --          (414)      --         --        (6,640)    (96,380)
                                      ======     ======     =======     ======     ======     =======     =======

     Loss before minority interest      --         --          (414)      --         --        (6,640)    (96,380)
                                      ======     ======     =======     ======     ======     =======     =======

     Net loss attributable to
       discontinued operations          --         --          (414)      --         --        (6,640)    (96,380)
                                      ======     ======     =======     ======     ======     =======     =======




                                     Page 12

                       COL CHINA ONLINE INTERNATIONAL INC.
                          (A Development Stage Company)
              NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS


7.   Discontinued Operations (Continued)

     Assets and liabilities of the discontinued operations, which have been included in the consolidated balance sheets, were as follows:

                                                                    JUNE 30,
                                              DECEMBER 31, 2009       2009
                                             --------------------   -------
                                               (US$)      (Rmb)      (Rmb)
                                           (Illustrative
                                               Only)

     Deposits and other receivables             3,068     21,000     21,000
                                               ------     ------     ------

     Net assets                                 3,068     21,000     21,000
                                               ======     ======     ======

8.   Payable to Majority Shareholder

     The amount due is unsecured, interest-free and must be repaid on demand. The fair value of the advance from majority stockholder, which is interest-free, cannot be estimated reliably due to the relationship between the stockholder and the Company.

9.   Commitments and Contingencies

     As of December 31, 2009 and June 30, 2009, the Company had no material outstanding commitments and contingencies.

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

The Company has not entered into any agreement, arrangement or understanding of any kind with any person regarding a business combination. Depending upon the nature of the transaction, the current officers and directors of the Company probably will resign their directorship and officer positions with the Company in connection with any consummation of a business combination. The current management is not expected to have any control over the conduct of the Company's business following the completion of a business combination. The Company has no plans, understandings, agreements, or commitments with any individual or entity to act as a finder of or as a business consultant in regard to any business opportunities for the Company. In addition, there are no plans to use advertisements, notices or any general solicitation in the search for combination candidates. The Company has relied on private financing from Honview which amount due is repayable on demand. Honview has confirmed to the Company that it will not demand repayment for the current fiscal year and the Company has classified such amount as a non-current liability.

Accounting Treatment After Termination of Operations - In connection with the expiration of the Joint Venture license on December 10, 2007 and in accordance with the applicable accounting guidance, all assets and liabilities associated with the Joint Venture are separately disclosed in note 7 to the financial statements. Discontinued operations are reported as a separate component within the consolidated statements of operations and outside of the loss from continuing operations. As a result, net revenues or cost of sales, all of which related to the joint venture, are no longer report separately in the consolidated statements of operations.

In addition, the company reentered the development stage upon the expiration of the joint venture license. The results of operations that have accumulated since the company reentered the development stage are presented in the consolidated statements of operations. The accumulated deficit before reentering development stage and the accumulated deficit since reentering the development stage (inception) have been separately presented in the consolidated balance sheets, consolidated statements of changes in stockholders' deficit and the consolidated statements of cash flows for the period from December 10, 2007 (inception) to December 31, 2009.

Results of Operations for the Three and Six Months Ended December 31, 2009

General and administrative expenses for continuing operations included salaries and other expenses. For the six months ended December 31, 2009 and 2008, general and administrative expenses decreased to Rmb388,073 (US$56,696) from Rmbgeneral and administrative expenses decreased to Rmb194,171 (US$28,368) from Rmbdue to a decrease in professional fees.

There was no revenue for the periods ended December 31, 2009 and December 31, 2008 due to the Company's cessation of business upon expiration of the Joint Venture's business license in December 2007.

Operating expenses for discontinued operations included bank charges and other expenses. For the three and six months ended December 31, 2009, general and administrative expenses were RmbNil when compare to Rmb420 and Rmb6,659 for the three and six months ended December 31, 2008.

The foregoing revenues and expenses have resulted in net losses of Rmb194,171 (US$28,368) from Rmb268,979 and Rmb388,073 (US$56,696) from Rmb426,617 for the three months and six months ended December 31, 2009 and 2008, respectively. The Company expects to continue to incur non-operating expenses as a shell company.

The Company has recorded other comprehensive income of RmbNil from Rmb2,032 and RmbNil from Rmb39,734 for three months and six months ended December 31, 2009 and 2008, respectively, directly into \ stockholders' deficit. This comprehensive income is mainly the result of unrealized gain on translation of United States dollar advances from, Honview, from US$ to Rmb on consolidation.

Liquidity and Capital Resources

As of December 31, 2009 and June 30, 2009, the Company had a negative working capital of Rmb79,326 (US$11,590) and Rmb167,657, respectively. As of December 31, 2009, advances from the majority stockholder totaled Rmb80,860,870 (US$11,813,544) compared to advance from the majority stockholder of Rmb80,384,466 as of June 30, 2009. The majority stockholder has confirmed its intention to provide financial support to the Company.

Cash used in operating activities for the six months ended December 31, 2009 was Rmb462,259 (US$67,534) as compared with Rmb491,693 for the six months ended December 31, 2008. The cash used in operations was to fund operating losses of Rmb388,073 (US$56,696) and Rmb426,617 for the six months ended December 31, 2009 and 2008, respectively.

Cash flows from financing activities have generally come from advances by the majority stockholder of the Company. During the six months ended December 31, 2009 and 2008, the majority stockholder has advanced Rmb476,404 (US$69,602) and Rmb461,446 to the Company, respectively.

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

Item 3. Quantitative and Qualitative Disclosures About Market Risk

Not applicable.

Item 4T. Controls and Procedures

Evaluation of Disclosure Controls and Procedures
------------------------------------------------

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

Based on the Company's evaluation, its chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of December 31, 2009 in providing reasonable assurance that information the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company's chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

Changes in Internal Control over Financial Reporting.
-----------------------------------------------------

The Company regularly reviews its system of internal control over financial reporting and makes changes to its processes and systems to improve controls and increase efficiency, while ensuring that the Company maintains an effective internal control environment. Changes may include such activities as implementing new, more efficient systems, consolidating activities, and migrating processes.

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


Date:  February 12, 2010
                                        COL CHINA ONLINE INTERNATIONAL INC.
                                        -----------------------------------
                                            (Registrant)


                                            By: /s/ Chi Keung Wong
                                            Chi Keung Wong
                                            Chief Executive Officer and
                                            Chief Financial Officer
                                            (Principal Accounting Officer)

                                  EXHIBIT INDEX


Exhibit No.    Description
-----------    -----------

31.1 Section 302 Certification of Chief Executive Officer and Chief Financial Officer

32.1 Section 906 Certification of Chief Executive Officer and Chief Financial Officer