Form 10-Q
period 2010-03-31
COL CHINA ONLINE INTERNATIONAL INC
filed 2010-05-14
CIK 1114274

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)
[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2010

OR

[  ] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

Commission File Number: 333-39208

COL China Online International Inc.
(Exact name of registrant as specified in its charter)

Delaware	52-2224845
(State or other jurisdiction of incorporation or organization)	(I.R.S. Employer Identification No.)

3176 South Peoria Court, Suite 100
Aurora, Colorado, 80014
 (Address of principal executive offices) (Zip Code)

(303) 695-8530
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

Yes [X]           No [  ]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [  ]            No [  ]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer [ ]	Accelerated filer [ ]

Non-accelerated filer [ ]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X]    No [  ]

As of May 1, 2010,  the registrant had outstanding 50,155,000 shares of its common stock, par value $0.001.

TABLE OF CONTENTS

PAGE

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets as of March 31, 2010 (Unaudited) and June 30, 2009	3

Condensed Consolidated Statements of Operations for the three and nine months ended March 31, 2010 and 2009 (Unaudited)	4

Condensed Consolidated Statements of Cash Flows for the nine months ended March 31, 2010 and 2009 (Unaudited)	6

Notes to Condensed Consolidated Financial Statements	7

ITEM 2. MANAGEMENT'S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND RESULTS OF OPERATIONS	13

ITEM 4T. CONTROLS AND PROCEDURES	15

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS	17

SIGNATURES	18

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

COL CHINA ONLINE INTERNATIONAL INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

		March 31, 2010 (unaudited)		June 30, 2009
	Note	(US$)	(Rmb)	(Rmb)
ASSETS		(Illustrative only)

Current Assets:
Cash		4,265	29,197	33,857
Deposits and other receivables from discontinued operations	7	3,068	21,000	21,000

Total current assets		7,333	50,197	54,857

Property, Office Space and Equipment, net of full depreciation		-	-	-

Total Assets		7,333	50,197	54,857

LIABILITIES AND STOCKHOLDERS’ DEFICIENCY

Current Liabilities:
Accounts payable and accrued expenses		21,671	148,332	222,514

Total current liabilities		21,671	148,332	222,514

Non-Current Liabilities:
Payable to majority stockholder	8	11,839,449	81,038,185	80,384,466

Total non-current liabilities		11,839,449	81,038,185	80,384,466

Commitments and contingencies	9

Stockholders’ Deficit:
Common stock, US$0.001 par value, 100,000,000 shares authorized and 50,155,000 shares issued, outstanding		59,734	408,864	408,864
Additional paid-in capital		177,378	1,214,118	1,214,118
Accumulated deficit before reentering development stage		(12,229,567)	(83,708,451)	(83,708,451)
Accumulated deficit from inception of reentering development stage		(289,659)	(1,982,650)	(1,398,453)
Other comprehensive income		428,327	2,931,799	2,931,799

Total stockholders’ deficit		(11,853,787)	(81,136,320)	(80,552,123)

Total Liabilities and Stockholders’ Deficit		7,333	50,197	54,857

Translation of amounts from Rmb into US$ for the convenience of the reader has been made at the exchange rate of US$1.00 = Rmb 6.84476. No representation is made that the Rmb amounts could have been, or could be, converted into US$, at that rate or at any other rate on March 31, 2010.

The financial statements should be read in conjunction with the accompanying notes.

COL CHINA ONLINE INTERNATIONAL INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		For the three months ended			For the nine months ended			Cumulative since reentering development stage on
		March 31, 2010		March 31, 2009	March 31, 2010		march 31, 2009	December 10, 2007 to march 31, 2010
	Note	(US$)	(Rmb)	(Rmb)	(US$)	(Rmb)	(Rmb)	(Rmb)
		(Illustrative only)			(Illustrative only)

Continuing Operations
General and administrative expenses		(28,653)	(196,123)	(185,858)	(85,349)	(584,197)	(605,836)	(1,886,270)

Loss from continuing operation		(28,653)	(196,123)	(185,858)	(85,349)	(584,197)	(605,836)	(1,886,270)

Discontinued Operations	7
Loss attributable to discontinued operations		-	-	(153)	-	-	(6,792)	(96,380)

NET LOSS		(28,653)	(196,123)	(186,011)	(85,349)	(584,197)	(612,628)	(1,982,650)

Other comprehensive income - Foreign currency translation		-	-	19,413	-	-	59,147	1,036,055

COMPREHENSIVE LOSS		(28,653)	(196,123)	(166,598)	(85,349)	(584,197)	(553,481)	(946,595)

Translation of amounts from Rmb into US$ for the convenience of the reader has been made at the exchange rate of US$1.00 = Rmb 6.84476. No representation is made that the Rmb amounts could have been, or could be, converted into US$, at that rate or at any other rate on March 31, 2010.

The financial statements should be read in conjunction with the accompanying notes.

COL CHINA ONLINE INTERNATIONAL INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS
		For the three months ended			For the nine months ended			Cumulative since reentering development stage on
		March 31, 2010		March 31, 2009	March 31, 2010		march 31, 2009	December 10, 2007 to March 31, 2010
	Note	(US$)	(Rmb)	(Rmb)	(US$)	(Rmb)	(Rmb)	(Rmb)
		(Illustrative only)			(Illustrative only)

Basic and Fully Diluted Loss Per Share	6

From continuing operations		(0.0006)	(0.0039)	(0.0037)	(0.0017)	(0.0116)	(0.0121)	(0.0376)

From discontinued operations		(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0000)	(0.0001)	(0.0019)

Weighted Average Common Share Outstanding		50,155,000	50,155,000	50,155,000	50,155,000	50,155,000	50,155,000	50,155,000

Translation of amounts from Rmb into US$ for the convenience of the reader has been made at the exchange rate of US$1.00 = Rmb 6.84476. No representation is made that the Rmb amounts could have been, or could be, converted into US$, at that rate or at any other rate on March 31, 2010.

The financial statements should be read in conjunction with the accompanying notes.

COL CHINA ONLINE INTERNATIONAL INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended			Cumulative since reentering development stage on
	march 31, 2010		march 31, 2009	December 10, 2007 to march 31, 2010
	(US$)	(Rmb)	(Rmb)	(Rmb)
	(Illustrative only)
Cash Flows from Operating Activities:
Net loss	(85,349)	(584,197)	(612,628)	(1,982,650)

Adjustments to reconcile net loss to net cash used in operating activities:

Change in operating assets and liabilities:
Decrease in:
Deposit and other receivables	-	-	-	23,608
Accounts payable and accrued expenses	(10,838)	(74,182)	(62,083)	(32,564)
Exchange difference	-	-	1,882	33,721

Net cash used in operating activities	(96,187)	(658,379)	(672,829)	(1,957,885)

Cash Flows from Financing Activities:
Advances from majority stockholder	95,507	653,719	669,945	1,857,460

Net cash provided by financing activities	95,507	653,719	669,945	1,857,460

Effect of Exchange Rate Changes on Cash	-	-	218	(2,050)

Net Decrease in Cash	(680)	(4,660)	(2,666)	(102,475)

Cash, beginning of period	4,945	33,857	62,445	131,672

Cash, end of period	4,265	29,197	59,779	29,197

Translation of amounts from Rmb into US$ for the convenience of the reader has been made at the exchange rate of US$1.00 = Rmb 6.84476. No representation is made that the Rmb amounts could have been, or could be, converted into US$, at that rate or at any other rate on March 31, 2010.

The financial statements should be read in conjunction with the accompanying notes.

COL CHINA ONLINE INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

1.	Company Organization and Operations

Natureof Operations – COL China Online International Inc. (“COL International”) was incorporated as a Delaware corporation on February 22, 2000, for the purpose of acquiring Migration Developments Limited, a British Virgin Islands company (“Migration”), and raising equity capital to be utilized in the business of Migration.  Migration held a 90% equity interest in Shenzhen Knowledge & Communication Co. Ltd., which was a Sino-foreign equity joint venture (“Joint Venture”) in the People’s Republic of China (“PRC”). COL International and its subsidiaries are collectively referred to as the “Company”.

As more fully explained in note 3 to these financial statements, the Company terminated its operations effective December 10, 2007 and has since become a shell company. As a result, the Company reentered the development stage on December 10, 2007. For the Company’s plan of operations following the termination of its business, see note 3 to the consolidated financial statements.

2.	Basis of Presentation

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue operating as a going concern. Following the termination of operations, as more fully explained in note 3 to these financial statements, the Company’s business was suspended as of July 2007, and the Company will likely seek to enter into a business combination with one or more yet to be identified privately-held businesses.

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

The Company is confident that its majority stockholder, Honview International Limited (“Honview”), will continue to provide funding during the forthcoming fiscal year.

COL CHINA ONLINE INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

The unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with United States generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements have been prepared on the same basis as the annual financial statements.  These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2009, which was filed on September 30, 2009.  In the opinion of the directors, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2010, and the results of its operations for the three and nine months then ended and cash flows for the nine-month period then ended, have been included.  The results of operations for the interim period are not necessarily indicative of the results for the full year.

The Company has evaluated subsequent events through the date and time this Quarterly Report on Form 10-Q was filed with the SEC.

The amounts included in the financial statements are presented in Renminbi (“Rmb”) because the Company’s activities are primarily conducted in the PRC. For illustrative purposes, the condensed consolidated balance sheet as at March 31, 2010, condensed consolidated statements of operations for the three and nine months ended March31, 2010 and condensed consolidated statements of cash flows for the nine months ended March 31, 2010 have been translated into US dollars at approximately 6.84476 Rmb to the dollar.

3.	Termination of Operations and Business Plan

The accompanying condensed consolidated financial statements have been prepared assuming the Company will continue operating as a going concern. The majority of the Company’s business activities were suspended effective July 2007. On November 23, 2007, the Board of Directors resolved to cease the Company’s primary operations due to the expiration of the Joint Venture’s business license on December 10, 2007. The Company has used the amounts collected from its accounts receivable and deposits paid and cash on hand to pay any outstanding liabilities or accounts payable, and would request the remaining liabilities to be undertaken by the majority stockholder, Honview.  The Company does not expect any assets to remain outstanding or to be available for distribution to the parties of the Joint Venture or stockholders of the Company.

In connection with the termination of substantially all of the Company’s operations on November 23, 2007, the Company effectively became a “shell company”.  Under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), a “shell company” is defined as a company that has (1) no or nominal operations; and (2) either: (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets.   Because the Company is now effectively a shell company under the Exchange Act, it is currently seeking to enter into a business combination with one or more yet to be identified privately held businesses. The Board of Directors believes that the Company will be attractive to privately held companies interested in becoming publicly traded by means of a business combination with the Company, without offering their own securities to the public.  The Board of Directors does not expect to restrict its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business. The Company’s discretion is, as a practical matter, unlimited in the selection of a combination candidate.

COL CHINA ONLINE INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

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

As a result of the expiration of the Joint Venture license on December 10, 2007, the Company reentered the development stage. The results of operations that have accumulated since the Company reentered the development stage are presented in the condensed consolidated statements of operations. The accumulated deficit before reentering development stage and the cumulative financial information since reentering the development stage (inception) have been separately presented in the condensed consolidated balance sheets and the condensed consolidated statements of cash flows for the period from December 10, 2007 (inception) to March 31, 2010. The only changes in stockholders’ deficit since reentering the development stage has been net losses incurred and changes in other comprehensive income.

The Company has not entered into any agreement, arrangement or understanding of any kind with any person regarding a business combination. Depending upon the nature of the transaction, the current officers and directors of the Company probably will resign their directorship and officer positions with the Company in connection with any consummation of a business combination. The current management is not expected to have any control over the conduct of the Company’s business following the completion of a business combination. The Company has no plans, understandings, agreements, or commitments with any individual or entity to act as a finder of or as a business consultant in regard to any business opportunities for the Company. In addition, there are no plans to use advertisements, notices or any general solicitation in the search for combination candidates.

4.	Recently Issued Accounting Standards

As of the date of this quarterly report is filed, there is no recently issued accounting pronouncements which adoption would have a material impact on the Company’s financial statements.

COL CHINA ONLINE INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

5.	Comprehensive Income

The Company accounts for comprehensive income in accordance with ASC 220, “Comprehensive Income”. ASC 220 establishes standards for reporting comprehensive income and its components in financial statements. Comprehensive income, as defined therein, refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity.

6.	Net Loss Per Share

 Basic and diluted net loss per share is computed by dividing net loss for continuing and discontinued operations, respectively by weighted average number of common stock outstanding.

Pursuant to the COL International’s 2000 Stock Option Plan (“2000 Plan”), options may be granted to purchase an aggregate of 4,000,000 shares of common stock to key employees and other persons who have or are contributing to the Company’s success.  As of March 31, 2010, no option has been granted under the 2000 Plan.

COL CHINA ONLINE INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	Discontinued Operations

On November 23, 2007, the Board of Directors resolved to cease the operations of the only business of the Company upon the expiration of the Joint Venture’s business license on December 10, 2007. The discontinued operations have been reported as a separate component within the consolidated statements of operations and outside of the loss from continuing operations.

The results of the discontinued operations for the period ended March 31, 2010 are summarized as follows (unaudited):

	For the three months ended			For the Nine months ended			Cumulative since reentering development stage on
	march 31, 2010		march 31, 2009	march 31, 2010		march 31, 2009	December 10, 2007 to March 31, 2010
	(US$)	(Rmb)	(Rmb)	(US$)	(Rmb)	(Rmb)	(Rmb)
	(Illustrative only)			(Illustrative only)

Turnover	-	-	-	-	-	-	-
Cost of sales	-	-	-	-	-	-	(30,000)
Operating expenses	-	-	(156)	-	-	(6,814)	(88,430)
Other income	-	-	3	-	-	22	22,050

Loss before taxation	-	-	(153)	-	-	(6,792)	(96,380)

Loss before minority interest	-	-	(153)	-	-	(6,792)	(96,380)

Net loss attributable to discontinued operations	-	-	(153)	-	-	(6,792)	(96,380)

COL CHINA ONLINE INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO CONDENSED CONSOLIDATED FINANCIAL STATEMENTS
(UNAUDITED)

7.	Discontinued Operations (Continued)

Assets and liabilities of the discontinued operations, which have been included in the consolidated balance sheets, were as follows:

	march 31, 2010		June 30, 2009
	(US$)	(Rmb)	(Rmb)
	(Illustrative Only)

Deposits and other receivables	3,068	21,000	21,000

Net assets	3,068	21,000	21,000

8.	Payable to Majority Shareholder

The amount due is unsecured, interest-free and must be repaid on demand. The fair value of the advance from majority stockholder, which is interest-free, cannot be estimated reliably due to the relationship between the stockholder and the Company.

9.	Commitments and Contingencies
As of March 31, 2010 and June 30, 2009, the Company had no material outstanding commitments and contingencies.

10.	Income Taxes

Subject to the provision of ASC Top 740, the Company has analyzed its filing position in the jurisdiction where it is subject to income tax. The Company has identified United States and the PRC in which it is subject to income tax. Based on the evaluations noted above, the Company has concluded that there are no significant uncertain tax positions requiring recongnition in its financial statements. As of March 31, 2010 and June 30, 2009, the Company had no unrecognized tax benfits or accruals for the potential payment or interest and penalties.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

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

Overview

COL China Online International, Inc. ( “COL International” or the “Company”) was formed for the purpose of acquiring and conducting the engineering services and the internet related business of Migration Development Limited, a British Virgin Islands company (“Migration”), and raising equity capital to be utilized in the business of Migration. Migration held a 90% equity interest in Shenzhen Knowledge & Communication Co. Ltd., which was a Sino-foreign equity joint venture (the “Joint Venture”) in the People’s Republic of China (“PRC”).

Going Concern – The ability of the Company to continue operations as a “shell company” and as a going concern is dependent upon the continuing support from Honview International Limited (“Honview”), a former shareholder of Migration, which is now a majority stockholder of the Company, until such time as, when or if, the combined entity of the Company and Migration achieve profitable operations and/or additional funds are raised in future private and public offerings or the Company is party to a business combination due to the termination of its operations, as described below.

Termination of Operations – The Company had focused on the business of providing internet and telecommunication convergence solutions to its customers up to the end of its 2007 fiscal year.  Substantially all of the Company’s business activities were suspended effectively during the second half of calendar year 2007. On November 23, 2007, the Board of Directors resolved to cease the Company’s primary operations due to the expiration of the Joint Venture’s business license on December 10, 2007. The Company has used the amounts collected from its accounts receivables and deposits paid and cash on hand to pay any outstanding liabilities or accounts payable, and expects that the remaining liabilities will be undertaken by Honview. The Company does not expect any assets to remain outstanding or to be available for distribution to the parties of the Joint Venture or shareholders of the Company.

In connection with the termination of substantially all of the Company’s operations on November 23, 2007, the Company effectively became a “shell company” under the Exchange Act.  As a result, the Company is currently seeking to enter into a business combination with one or more yet to be identified privately held businesses. The Board of Directors believes that the Company will be attractive to privately held companies interested in becoming publicly traded by means of a business combination with the Company, without offering their own securities to the public.  The Board of Directors does not expect to restrict its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business. The Company’s discretion is, as a practical matter, unlimited in the selection of a combination candidate.

The Company has not entered into any agreement, arrangement or understanding of any kind with any person regarding a business combination. Depending upon the nature of the transaction, the current officers and directors of the Company probably will resign their directorship and officer positions with the Company in connection with any consummation of a business combination. The current management is not expected to have any control over the conduct of the Company’s business following the completion of a business combination. The Company has no plans, understandings, agreements, or commitments with any individual or entity to act as a finder of or as a business consultant in regard to any business opportunities for the Company. In addition, there are no plans to use advertisements, notices or any general solicitation in the search for combination candidates. The Company has relied on private financing from Honview which amount due is repayable on demand. Honview has confirmed to the Company that it will not demand repayment for the current fiscal year and the Company has classified such amount as a non-current liability.

Accounting Treatment After Termination of Operations – In connection with the expiration of the Joint Venture license on December 10, 2007 and in accordance with the applicable accounting guidance, all assets and liabilities associated with the Joint Venture are separately disclosed in note 7 to the financial statements. Discontinued operations are reported as a separate component within the consolidated statements of operations and outside of the loss from continuing operations. As a result, net revenues or cost of sales, all of which related to the joint venture, are no longer report separately in the consolidated statements of operations.

In addition, the Company reentered the development stage upon the expiration of the joint venture license. The results of operations that have accumulated since the Company reentered the development stage are presented in the consolidated statements of operations. The accumulated deficit before reentering development stage and the accumulated deficit since reentering the development stage (inception) have been separately presented in the consolidated balance sheets, consolidated statements of changes in stockholders’ deficit and the consolidated statements of cash flows for the period from December 10, 2007 (inception) to March 31, 2010.

Results of Operations for the Three and Nine Months Ended March 31, 2010

General and administrative expenses for continuing operations included salaries and other expenses. For the nine months ended March 31, 2010 and 2009, general and administrative expenses decreased to Rmb584,197 (US$85,349) from Rmb605,836, and for the three months ended March 31, 2010 and 2009, general and administrative expenses increased to Rmb196,123 (US$28,653) from Rmb185,858 due to an increase in professional fees.

There was no revenue for the three-month or nine-month periods ended March 31, 2010 and March 31, 2009 due to the Company’s cessation of business upon expiration of the Joint Venture’s business license in December 2007.

Operating expenses for discontinued operations included bank charges and other expenses.  For the three and nine months ended March 31, 2010, general and administrative expenses were RmbNil when compare to Rmb156 and Rmb6,814 for the three and nine months ended March 31, 2009.

The foregoing revenues and expenses have resulted in net losses of Rmb196,123 (US$28,653), an increase from Rmb186,011 for the three months ended March 31, 2010 and 2009, respectively, and in net losses of Rmb584,197 (US$85,349), a decrease from Rmb612,628, for the nine months ended March 31, 2010 and 2009, respectively. The Company expects to continue to incur non-operating expenses as a shell company.

The Company has recorded directly into the stockholders’ deficit other comprehensive income of RmbNil, a decrease from Rmb19,413 for the three months ended March 31, 2010 and 2009, respectively, and other comprehensive income of RmbNil, a decrease from Rmb59,147, for the nine months ended March 31, 2010 and 2009, respectively. The comprehensive income during fiscal 2009 is mainly the result of unrealized gain on translation of United States dollar advances from, Honview, from US$ to Rmb on consolidation.

Liquidity and Capital Resources

As of March 31, 2010 and June 30, 2009, the Company had a negative working capital of Rmb98,135(US$14,338) and Rmb167,657, respectively. As of March 31, 2010, advances from the majority stockholder totaled Rmb81,038,185 (US$11,839,449) compared to advances from the majority stockholder of Rmb80,384,466 as of June 30, 2009. The majority stockholder has confirmed its intention to provide financial support to the Company during fiscal 2010.

Cash used in operating activities for the nine months ended March 31, 2010 was Rmb658,379 (US$96,187) as compared with Rmb672,829 for the nine months ended March 31, 2009.  The cash used in operations was to fund operating losses of Rmb584,197 (US$85,349 ) and Rmb612,628 for the nine months ended March 31, 2010 and 2009, respectively.

Cash flows from financing activities have generally come from advances by the majority stockholder of the Company.  During the nine months ended March 31, 2010 and 2009, the majority stockholder has advanced Rmb653,719 (US$95,507) and Rmb669,945 to the Company, respectively.

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

Based on the Company's evaluation, its chief executive officer and chief financial officer concluded that the Company's disclosure controls and procedures are designed at a reasonable assurance level and were fully effective as of March 31, 2010 in providing reasonable assurance that information the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in the Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company's chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 6. Exhibits.

31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COL CHINA ONLINE INTERNATIONAL INC.
(Registrant)
Date: May 14, 2010	By:	/s/ Chi Keung Wong
Chi Keung Wong
Chief Executive Officer and Chief Financial Officer
(Principal Executive Officer and Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No. Description

31.1	Section 302 Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 906 Certification of Chief Executive Officer and Chief Financial Officer