Form 10-K
period 2010-06-30
COL CHINA ONLINE INTERNATIONAL INC
filed 2010-10-13
CIK 1114274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

FORM 10 – K

(MARK ONE)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended June 30, 2010.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______TO _______.

COL China Online International Inc.
(Exact name of registrant as specified in its charter)

Delaware
(State or other jurisdiction of incorporation)

333-39208	52-2224845
(Commission File Number)	(IRS Employer Identification Number)

3176 South Peoria Court, Suite 100
Aurora, Colorado  80014
(Address of principal executive offices including zip code)

(303) 695-8530
(Registrant’s telephone number, including area code)

Securities registered pursuant to Section 12(b) of the Exchange Act:
(None)

Securities registered pursuant to Section 12(g) of the Exchange Act:
$.001 par value common stock

Indicate by check mark if the registrant is a well-known seasoned issuer, as defined in Rule 405 of the Securities Act.
[    ] Yes   [ X ] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
[    ] Yes   [ X ] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
[ X ] Yes   [    ] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
[   ] Yes   [ X ] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
[ X ] Yes   [    ] No

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

Large accelerated filer   [   ]                                                                                           Accelerated filer   [   ]

Non-accelerated filer     [   ] (Do not check if a smaller reporting company)         Smaller reporting company [ X ]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [ X ] Yes    [   ] No

As of June 30, 2010, the aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $197,750.  Because there is no public trading market for the issuer’s common stock, this calculation is based upon the sale price of $.05 per share of common stock sold in the Registrant’s initial public offering pursuant to a Registration Statement on Form SB-2/A declared effective by the U.S. Securities and Exchange Commission on February 8, 2001 (Registration No. 333-32908).  Without asserting that any director or executive officer of the issuer, or the beneficial owner of more than five percent of the issuer’s common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

The number of shares of the registrant’s common stock, par value $.001 per share, outstanding as of September 21, 2010 was 50,155,000.

Documents Incorporated By Reference.  None.

COL China Online International Inc.
10-K for the Year Ended June 30, 2010

- i -

PART I

Item 1.                                Business

Overview of COL International

COL China Online International Inc., which is referred to herein as “COL International”, the “Company”, “our Company”, “we”, “us” or “our”, was formed on February 18, 2000 for the purpose of acquiring and conducting the engineering services and the internet related business of Migration Developments Limited, a British Virgin Islands company (“Migration”), and raising equity capital to be utilized in the business of Migration.  Beginning in approximately January 2004, the Company focused its business on internet and telecommunication convergence solutions and customer-specific solutions for the retail industry.

Initial Public Offering – In July 2001, the Company completed its initial public offering of common stock.  The Company issued 1,655,000 shares of common stock in this offering at US$0.05 per share (approximately US$83,000).  All net proceeds from this offering were used to pay costs associated with the offering.

Going Concern – The ability of COL International to continue operations as a “shell company”, as discussed below, and as a going concern is dependent upon continued support from Honview International Limited (Honview), a former shareholder of Migration, which is now a major stockholder of COL International.

Acquisition – In September 2001, the Company acquired all the outstanding shares of common stock of Migration in exchange for 40.2 million shares of the Company’s common stock.  As a result of the acquisition, Migration became a wholly-owned subsidiary of COL International.  However, for accounting purposes, this transaction was treated as a reverse acquisition, whereby Migration was considered an acquirer.

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

Termination of Operations – Because the Company’s past business model was not successful, the Company developed a new business model in late 2003.  From late 2003 through mid-2007, the Company focused on the business of providing internet and telecommunication convergence solutions to its customers.  However, the majority of the Company’s business activities were suspended effective July 2007, and all of the Joint Venture’s and the Company’s operations were discontinued upon expiration of the Joint Venture’s business license on December 10, 2007.  The Company had used the amounts collected from its accounts receivable and deposits paid to pay any outstanding liabilities or accounts payable, and does not expect that there will be any assets left to distribute to the parties of the Joint Venture or stockholders of the Company.  For further information regarding the Company’s Plan of Operations following the termination of its business, see Part II, Item 7 “Management’s Discussion and Analysis and Results of Operations” below.

Shell Company Plan of Operations.  In connection with the termination of substantially all of the Company’s operations, the Company effectively became a “shell company”.  Under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), a “shell company” is defined as a company that has (1) no or nominal operations; and (2) either: (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets. Because the Company is now effectively a shell company, it is currently seeking to enter into a business combination with one or more yet to be identified privately held businesses.  The Board of Directors believes that the Company will be attractive to privately held companies interested in becoming publicly traded by means of a business combination with the Company, without offering securities of the privately held company to the public.  The Board of Directors has not restricted, and does not intend to restrict, its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business.  The Company’s discretion is, as a practical matter, unlimited in the selection of a combination candidate.

Following the suspension of business effective July 2007, the Company’s Board of Directors resolved on November 23, 2007 to cease the operations of the only business of the Company upon the expiration of the Joint Venture’s business license on December 10, 2007.  Accordingly, the Company reentered development stage for accounting purposes on December 10, 2007.  It is expected that the Company will remain in such status unless and until a business combination takes place.  There can be no assurance that this will occur.

Exchange Rate

In this report, references to “U.S. dollars,” “US$” or “$” are to U.S. currency and references to “Renminbi,” “RMB” or “Rmb” are to China’s currency.  Solely for the convenience of the reader, this report contains translations of certain Renminbi amounts into U.S. dollars at specified rates.  These translations should not be construed as representations that the Renminbi amounts actually represent such U.S. dollar amounts or could be converted into U.S. dollars at the rate indicated.  The Rmb is not a freely convertible security.  Unless otherwise stated, conversion of amounts from Renminbi into United States dollars for the convenience of the reader has been made at the exchange rate of US$1.00 = Rmb6.84476, which was close to the exchange rate on June 30, 2009 and is not expected to have a material effect on the Company’s financial statements.

The following table sets forth certain information concerning exchange rates between Renminbi and U.S. dollars for the periods indicated:

Calendar Year	Period End	Average	High	Low
	(Rmb per US$)
2002	8.2771	8.2769	8.2774	8.2765
2003	8.2776	8.2774	8.2800	8.2767
2004	8.2866	8.2871	8.2870	8.2468
2005	8.2865	8.2869	8.2868	8.2365
2006	8.0353	8.0807	8.2666	7.9665
2007	7.6248	7.8285	7.9950	7.6035
2008	6.8718	7.2793	7.6035	6.8421
2009	6.8372	6.8409	6.8430	6.7880
2010 (through June)	6.8367	6.8347	6.8336	6.7471

------------------------------------------

Research and Development

In the years ended June 30, 2010 and June 30, 2009, the Company did not incur any research and development costs.

Employees

As of June 30, 2010, neither the Company nor the Joint Venture had any employees, as all positions were terminated in connection with the winding up of the business of the Company and Joint Venture.

Liquidation

Under the Chinese joint venture laws, the Joint Venture may be liquidated in certain limited circumstances, including expiration of the ten-year term or any term of extension, the inability to continue operations due to severe losses, force majeure, or the failure of a party to honor its obligations under the joint venture agreement or the Articles of Association in such a manner as to impair the operations of the joint venture.  The Chinese joint venture laws provide that, upon liquidation, the net asset value (based on the prevailing market value of the assets) of a joint venture shall be distributed to the parties in proportion to their respective registered capital in the joint venture.  Currently, the Company does not expect that there will be any distribution to the parties of the Joint Venture in connection with the termination of the Joint Venture’s license and business.

Disclosure Regarding Forward-Looking Statements and Cautionary Statements

This Annual Report on Form 10-K includes “forward-looking statements.”  All statements other than statements of historical fact included in this Annual Report, including without limitation under Item 1:  “Business” and Item 7:  “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding our financial position, business strategy, plans and objectives of our management for future operations and capital expenditures, and other matters, other than historical facts, are forward-looking statements.  Although we believe that the expectations reflected in such forward-looking statements and the assumptions upon which the forward-looking statements are based are reasonable, we can give no assurance that such expectations will prove to have been correct.

Additional statements concerning important factors that could cause actual results to differ materially from our expectations are disclosed in this section and elsewhere in this Annual Report.  All written and oral forward-looking statements attributable to the Company or persons acting on our behalf subsequent to the date of this Annual Report are expressly qualified in their entirety by the following risk factors.

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

In connection with the Board of Directors’ decision to discontinue our business operations as of December 2007, our management will only devote minimal time to the new business plan.  Management does not have any written employment agreements with us, and is not expected to enter into any.  Our management will serve only on a part-time basis.  We lack the funds or other incentives to hire full-time experienced management.  Each of the individual members of management has other employment or business interests to which we expect each of them devotes primary attention, while devoting time to the Company only on an as-needed basis.

Our proposed operations are purely speculative.

The success of our proposed plan of operations will depend to a great extent on the operations, financial condition and management of the identified target company, if any.  While business combinations with entities having established operating histories are preferred, there can be no assurance that we will be successful in locating candidates meeting these criteria.  If we complete a business combination, the success of our operations will be dependent upon management of the target company and numerous other factors beyond our control.  No entity or business has been identified for acquisition by the Board of Directors or management, nor has any determination been made as to any business for the Company to enter, and stockholders will have no meaningful voice in any such determinations.  There is no assurance that we will be successful in completing a combination or originating a business, or that we will be successful or that our shares will have any value even if a combination is completed or a business originated.

Our continued existence is highly dependent on our 45.6% stockholder.

Our continued existence is largely dependent upon the support of Honview International Limited.  As of June 30, 2010, Honview owns approximately 45.6 percent of our outstanding shares of common stock.  To date, Honview has continued to financially support the Company.  Pursuant to a Loan Agreement, Honview agreed to lend Migration its cash needs, from time to time, at any time until January 1, 2004 up to an aggregate principal amount of US$8 million.  In addition, Honview has continued to financially support the Company even after the period specified in the Loan Agreement.  As of June 30, 2010, advances from Honview totaled Rmb81,243,913 (US$11,869,505).

With the Board of Directors’ decision to cease operations of the Joint Venture upon expiration of the business license on December 10, 2007, there is substantial risk that stockholders other than Honview may be significantly diluted or will be harmed due to the significant liabilities currently owed to Honview.  These liabilities also may deter prospective target companies from seeking a business combination with us.

Management has controlling ownership of the Company that creates conflicts of interest.

Kam Che Chan, our Chairman of the Board, and Paul Wong and Qi Yu Zhang, two of our directors, are considered beneficial owners of 45.6 percent, 45.6 percent and 34.6 percent, respectively, of our outstanding shares of common stock.  Controlling ownership of our business by our directors could create conflicts of interest.  Although management’s duties are directed to the best interests of the Company, we cannot guarantee that conflicts of interests will not arise.

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

We have discretionary use of proceeds.

Because we are not currently engaged in any substantive business activities, as well as management’s broad discretion with respect to selecting a business or industry for commencement of operations or completing an acquisition of assets, property or business, we are deemed to be a blank check or shell company.  Although management intends to apply any proceeds we may receive through the issuance of stock or debt to a suitable business enterprise, such proceeds will not otherwise be designated for any more specific purpose.  We can provide no assurance that any use or allocation of such proceeds will allow us to achieve our business objectives.

We are subject to the penny stock rules.

Our securities may be classified as penny stock.  The Securities and Exchange Commission (the “SEC”) has adopted Rule 15g-9, which establishes the definition of a "penny stock," for purposes relevant to us, as any equity security that has a market price of less than $5.00 per share or with an exercise price of less than $5.00 per share whose securities are admitted to quotation but do not trade on a national securities exchange.  For any transaction involving a penny stock, unless exempt, the rules require the transacting broker to deliver a document to investors stating the risks, special suitability inquiry, regular reporting and other requirements.  Prices for penny stocks are often not available and investors are often unable to sell this stock.  Thus, an investor may lose his investment in a penny stock and consequently should be cautious of any purchase of penny stocks.  These factors could make our stock extremely unattractive to potential purchases.

Our shares are subject to 144 resale restrictions applicable to shell companies.

Any securities issued by us while we are a shell company will be subject to resale limitations imposed on shell companies that limit the resale of securities issued by shell company until 12 months after both the cessation of shell company status and the filing of the Form 10 information about the acquired company as required by Item 5.01(a)(8) of Form 8-K of the SEC.

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

Item 1B.                      Unresolved Staff Comments.

Not Applicable.

Item 2.                         Properties.

The Company maintains an office in the United States at 3176 South Peoria Court, Suite 100, Aurora, Colorado 80014 through the Company’s North American representative.  The cost is included in the $1,000 per month paid to the representative and this arrangement may be cancelled at any time.  The Joint Venture also had a two-and-a-half-year lease that expired on April 24, 2008 on an approximately 7,000 square foot office in Shanghai.  During the year, the Company shared the office with other parties and only paid for its share of the office.  The total rent paid by the Company for the year ended June 30, 2008 was Rmb55,300 (US$8,047).  Management did not renew the lease upon its expiration in April 2008 and therefore has had no rent expense for either of the years ended June 30, 2009 and June 30, 2010.

Item 3.                         Legal Proceedings.

We know of no litigation pending, threatened, or contemplated, or unsatisfied judgments against the Company, or any proceedings of which the Joint Venture is a party.  We know of no legal actions pending or threatened, or judgments entered against any of our officers or directors in their capacities as such.

Item 4.                         (Removed and Reserved).

PART II

Item 5.	Market for Registrant’s Common Equity, Related Stockholder Matters and Issuer Purchases of Equity Securities.

There is no established public trading market for any of the Company’s securities, and management does not expect that, and there is no assurance that, a trading market will develop.  As of September 21, 2010 the Company had approximately 33 stockholders of record.

The Company has not declared any dividends (cash or otherwise) on any class of common equity in the past, and the Company has no intention of declaring dividends in the future.

Securities Authorized for Issuance Under Equity Compensation Plans

None.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.                         Selected Financial Data.

Not Applicable.

Item 7.	Management’s Discussion and Analysis of Results of Operations.

This document contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions.  When used in this document, the words “expects”, “anticipates”, “intends” and “plans” and similar expressions are intended to identify certain of these forward-looking statements.  The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document.  Our actual results could differ materially from those discussed in this document.  Factors that could cause or contribute to such difference include those discussed below and in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010.

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

Going concern – The ability of the Company to continue operations as a going concern is dependent upon the continuing support from Honview International Limited (“Honview”), a 45.6% stockholder of the Company, until such time as, when or if, the Company achieves profitable operations and/or additional funds are raised in future private and public offerings or the Company is party to a business combination.

Termination of Operations – The Company had focused on the business of providing internet and telecommunication convergence solutions to its customers up to the end of the 2007 fiscal year.  Substantially all of the Company’s business activities have been suspended effective in 2007. On November 23, 2007, the Board of Directors resolved to cease the Company’s primary operations due to the expiration of the Joint Venture’s business license on December 10, 2007. The Company intended to use any amounts collected from its deposits paid and cash on hand to pay any outstanding liabilities or accounts payable, and expects that the remaining liabilities will be undertaken by Honview. The Company does not expect any assets to remain outstanding or to be available for distribution to the parties of the Joint Venture or shareholders of the Company.

Overview (continued)

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

The Company has not entered into any agreement, arrangement or understanding of any kind with any person regarding a business combination. Depending upon the nature of the transaction, the current officers and directors of the Company would be anticipated to resign their directorship and officer positions with the Company in connection with any consummation of a business combination. The current management is not expected to have any control over the conduct of the Company’s business following the completion of a business combination. The Company has no plans, understandings, agreements, or commitments with any individual or entity to act as a finder of or as a business consultant in regard to any business opportunities for the Company. In addition, there are no plans to use advertisements, notices or any general solicitation in the search for combination candidates.

Results of Operations

General and administrative expenses for continuing operations included salaries, professional fees and other expenses. For the years ended June 30, 2010 and 2009, general and administrative expenses decreased to Rmb870,684(US$127,204) from Rmb861,841 respectively.

No revenues were earned from discontinued operations for the years ended June 30, 2010 and  June 30, 2009.

Results of Operations (continued)

Operating expenses for discontinued operations included rent, business trip expenses, insurance, salaries and other expenses.  For the year ended June 30, 2010 and 2009,  general and administrative expenses decreased to Rmb NIL from Rmb6,842 (US$1,000), respectively, due to the Company’s full cessation of operations in the Joint Venture.

The Company has not recognized any future tax benefits resulting from its operating losses due to the uncertainty of future realization. No share of loss has been absorbed by the minority shareholder of the Joint Venture for the years ended June 30, 2010 and 2009 as its initial capital contribution was fully absorbed.

The foregoing revenues and expenses have resulted in net losses of Rmb870,684 (US$127,204) and Rmb868,683 for the years ended June 30, 2010 and 2009, respectively. The Company expects to continue to incur non-operating expenses as a shell company.

The Company has recorded other comprehensive income of Rmb NIL and Rmb61,665 (US$9,009) for the years ended June 30, 2010 and 2009, respectively, directly into the Stockholders’ deficit. This comprehensive income is the result of an unrealized gain on translation of United States dollar advances from the 45.6% stockholder, Honview International Limited, from US$ to Rmb on consolidation. The decrease in comprehensive income is because the appreciation of Rmb over the US$ has slowed down during the year ended June 30, 2010.

Liquidity and Capital Resources

As of June 30, 2010 and June 30, 2009, the Company had a negative working capital of Rmb178,894 (US$26,137) and Rmb167,657, respectively. As of June 30, 2010, advances from the 45.6% stockholder totaled Rmb81,243,913 (US$11,869,505) compared to advances from the 45.6% stockholder of Rmb80,384,466 as of June 30, 2009. The 45.6% stockholder has committed to provide financial support to the Company.

Cash used in operating activities for the year ended June 30, 2010 was Rmb846,171 (US$123,622) as compared with Rmb881,947 for the year ended June 30, 2009. The cash used in operations was to fund operating losses of Rmb870,684 (US$127,204) and Rmb868,683 for the years ended June 30, 2010 and 2009, respectively.

Cash flows from financing activities have generally come from advances by the 45.6% stockholder of the Company. During the years ended June 30, 2010 and 2009, the 45.6% stockholder has advanced Rmb859,447 (US$125,563) and Rmb853,274, respectively.

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

The critical accounting policies and use of estimates are discussed in the annual consolidated financial statements and notes included in this Form 10-K, which includes audited consolidated financial statements for the two fiscal years ended June 30, 2010.

Off-Balance Sheet Arrangements

The Company does not have any off-balance sheet arrangements that have or are reasonably likely to have a current or future effect on our financial condition, changes in financial condition, revenues or expenses, results of operations, liquidity, capital expenditures or capital resources that is material to investors.

Item 7A.  Quantitative and Qualitative Disclosures About Market Risk.

Not Applicable.

Item 8.  Financial Statements and Supplementary Data.

The financial statements and schedules that constitute Item 8 of this Annual Report on Form 10-K are included in Item 15 below.

Item 9.  Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

See Part IV below, incorporated herein by reference.

Item 9A.  Controls and Procedures

The Company’s management, with the participation of the Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) over financial reporting as of the end of the period covered by this report (the “Evaluation Date”).  Based on this evaluation, our management, with the participation of the Principal Executive Officer and Principal Financial Officer, concluded that, as of the Evaluation Date, our disclosure controls and procedures over financial reporting were effective.

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management, including our Principal Executive Officer and Principal Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Specifically, our internal control over financial reporting includes those policies and procedures that:

•	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

•
Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations by our management and/or directors; and

•	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework created by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2010.

This Annual Report does not include an attestation report of the Company’s registered public accounting firm regarding internal control over financial reporting.  Management’s report was not subject to attestation by the Company’s registered  public accounting firm pursuant to rules of the Securities and Exchange Commission that permit the Company to provide  only  management’s report in this Annual Report.

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

Our directors and executive officers are listed below, including their respective names, ages and positions with COL International.  Each director, unless such director resigns or is removed, shall serve on the Company’s Board of Directors until the next annual meeting or until his successor is duly elected and qualified.  Each officer, unless the officer resigns or is terminated, shall serve in his respective position until his successor is duly appointed and qualified.

Name	Age	Position with COL International
Kam Che Chan	61	Chairman of the Board of Directors
Chi Keung Wong	72	Chief Executive Officer, Chief Financial Officer and Chief Operating Officer
Anthony Ng	61	Director and Secretary
Paul Wong	60	Director
Qi Yu Zhang	52	Director

Kam Che Chan has served as a director and Chairman of the Company’s Board of Directors since our formation in 2000.  He has been the General Manager and a director of Hogan Industries Limited since 1989, which has operations in China, Vietnam, the U.S. and Mexico and nearly 5,000 staff members.  In these capacities, Mr. Chan has been working in project management and marketing for Hogan Industries.  After majoring in accounting at what is now Hong Kong Baptist University in Hong Kong, he spent 18 years working in several major certified public accounting firms in Hong Kong before moving into marketing and management.  Mr. Chan’s accounting and business background make him a highly suitable director of the Company.

Chi Keung Wong has been a director of the Joint Venture since 1999 and the Chief Financial Officer of the Joint Venture since 1999.  Mr. Wong also has been a director and Chief Financial Officer of Migration since July 1998.  Mr. Wong was appointed as Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer of the Company effective September 1, 2004.  Mr. Wong has 40 years of experience as a financial controller and an auditor both in Australia and Hong Kong.  He started his career in the audit department of Lowe Bingham & Mathews (now PricewaterhouseCoopers LLP) in 1960 after having graduated in Hong Kong in accounting.  He was the Financial Controller for the YMCA of Darwin, Australia from 1984 through July 1998.  Chi Keung Wong is the brother of Paul Wong, one of the directors of the Company.  Mr. Wong’s accounting expertise and experience with the Joint Venture and other history of the Company make him a highly suitable director.

Anthony Ng became the Secretary, and also was elected as a director, of the Company effective March 31, 2002.  From March 31, 2002 to September 1, 2004, he served as the Chief Executive Officer of COL International.  From 1996 to 1999, Mr. Ng was the Chief Executive Officer of Pan Pacific Strategy Corporation, a listed company in Canada, which is an investment company with investments mainly in the Asian region and the People’s Republic of China.  From 1999 to 2001, Mr. Ng was the Chief Executive Officer of Zuespac Capital Partners Limited, which is a financial consulting company.  Mr. Ng’s business experience and experience with the Company make him a highly suitable director.

Paul Wong has been a director of the Company since our formation in 2000.  He is the founder and has served as the Chairman of the board of directors of Hogan Industries Limited since 1982.  Mr. Wong’s factories are suppliers of molded baby bottles to leading U.S. and European brand names, as well as precision scale models to major airlines worldwide.  His responsibilities include new product concepts regarding investments in high tech companies in Asia.  Paul Wong is the brother of Chi Keung Wong, the Company’s Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer.  Mr. Wong’s business experience and widespread business contacts make him a highly suitable director of the Company.

Qi Yu Zhang has been a director of the Company since our formation in 2000.  He became Chief Executive Officer of the Rayes Group in April 1997.  Mr. Zhang was one of the founders and has served as a director of the Rayes Group since 1995.  In these capacities, he has been responsible for the ISP and ICP development and operations of the Rayes Group in more than ten Chinese cities.  Mr. Zhang also became the Chief Executive Officer and a director of Migration in July 1998.  Mr. Zhang is a member of the Computer Engineering Application Association in China and has obtained advanced degrees after studying Computer Telecommunications at Xian Electronic Technology University.  Mr. Zhang’s technical expertise and past experience with the Company make him a highly suitable director.

None of the Company’s directors, director nominees or executive officers has been involved in any transactions with the Company or any of the Company’s directors, executive officers, affiliates or associates that are required to be disclosed pursuant to the rules and regulations of the SEC other than as set forth in “Item 13. Certain Relationships and Related Transactions” below.

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and holders of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  The Company believes that during the year ended June 30, 2010, its officers, directors and holders of more than 10% of the Company’s common stock complied with all Section 16(a) filing requirements.  In making these statements, the Company has relied solely upon its review of copies of the Section 16(a) reports filed for the fiscal year ended June 30, 2010 on behalf of the Company’s directors, officers and holders of more than 10% of the Company’s common stock.

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

Item 11.                      Executive Compensation

The following table sets forth in summary form the compensation received by Chi Keung Wong, our Chief Executive Officer, Chief Financial Officer, and Chief Operating Officer.  None of our employees and no employees of the Joint Venture received total salary and bonus in excess of $100,000 during either of the last two completed fiscal years.

Summary Compensation Table

Name and Principal Position	Year	Salary ($) (1)	Bonus ($) (2)	Stock Award ($)	Option Awards ($)	Non-Equity Incentive Plan Compensation ($) (3)	Nonqualified Deferred Compensation Earnings ($) (3)	All Other Compensation ($) (4)	Total ($)
Chi Keung Wong, Chief Executive Officer, Chief Financial Officer and Chief Operating Officer	2010	$61,538							$61,538
	2009	$61,538							$61,538

Compensation of Directors

The Company has no standard arrangements in place or currently contemplated to compensate the Company’s directors for their service as directors or as members of any committee of directors.

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

Employee Retirement Plans, Long-Term Incentive Plans, and Pension Plans

Other than our stock option plan that is described below under “2000 Stock Option Plan”, the Company has no employee retirement plan, pension plan, or long-term incentive plan to serve as incentive for performance to occur over a period longer than one fiscal year.

2000 Stock Option Plan

Pursuant to the Company’s 2000 Stock Option Plan (the “2000 Plan”), which was adopted on April 14, 2000, the Company may grant options to purchase an aggregate of 4,000,000 shares of common stock to key employees and other persons who have contributed, or are contributing, to the Company’s success.  The options granted pursuant to the 2000 Plan may be either incentive options qualifying for beneficial tax treatment for the recipient, or non-qualified options.  The terms of the 2000 Plan concerning incentive options and non-qualified options are substantially the same except that only employees or employees of subsidiaries are eligible for incentive options and employees and other individuals who have contributed or are contributing to the Company’s success are eligible for non-qualified options.  With respect to options granted to persons other than outside directors, the 2000 Plan also is administered by an Option Committee that determines the terms of the options subject to the requirements of the 2000 Plan.

All options granted under the 2000 Plan will become fully exercisable on the date that the options are granted or on other dates that the Option Committee determines and will continue for a period up to a maximum of ten years.  Options granted pursuant to the 2000 Plan are not transferable during the optionee’s lifetime.  Subject to the other terms of the 2000 Plan, the option committee has discretion to provide vesting requirements and specific expiration provisions with respect to the incentive options and non-qualified options granted.  The 2000 Plan terminated on April 14, 2010 and no options had been granted under the 2000 Plan.

Outstanding Equity Awards

None.

Item 12.                      Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

As of June 30, 2010, there are no equity securities authorized for issuance under any compensation plan.

Security Ownership of Certain Beneficial Owners and Management

As of September 21, 2010, there were 50,155,000 shares of common stock outstanding.  The following table sets forth certain information as of September 21, 2010, by all executive officers and directors as a group, and by each other person known by us to be the beneficial owner of more than five percent of the common stock:

Name and Address of Beneficial Owner	Amount and Nature of Beneficial Ownership (1)	Percentage of Class

Kam Che Chan (2) Flat D3, 5/F 36 Broadcast Drive Kowloon, Hong Kong	22,849,680	45.6%

Paul Wong (3) 32-2A Clovelly Court 12 May Road Hong Kong	22,849,680	45.6%

Qi Yu Zhang (4) 2811 City E. Station Lai Zhen Mansion 40 Fu Min Road, Fu Tian Area Shenzhen, PRC 518033	17,350,320	34.6%

First Strike Securities Limited (5) 18/F, Kam Sang Building 255-257 Des Voeux Road Central Hong Kong	17,350,320	34.6%

Honview International Limited (6) Room 1408, Lippo Sun Plaza 28 Canton Road Kowloon, Hong Kong	22,849,680	45.6%

Anthony Ng Apt. 305, 9015 Leslie Street Richmond Hill, Ontario Canada L4B 4J8	6,000,000	12.0%

All Executive Officers and Directors as a group (five persons) (2)(3)(4)	46,200,000	92.1%

(1)
Beneficial ownership is determined in accordance with the Rule 13d-3(a) of the Securities Exchange Act of 1934, as amended, and generally is defined as having or sharing, directly or indirectly (A) voting power, which includes the power to vote or to direct the voting, or (B) investment power, which includes the power to dispose or to direct the disposition, or shares of common stock of an issuer.  Except as subject to community property laws and as set forth below, where applicable, the person named above has sole voting and investment power with respect to all shares of our common stock shown as beneficially owned by him.

Each stockholder's beneficial number of shares is calculated as the number of shares of common stock owned plus the number of shares of common stock into which any preferred stock, warrants, options or other convertible securities owned by that stockholder can be converted within 60 days and the percent beneficial ownership is the beneficial number of shares divided by the Company’s total number of outstanding shares plus the number of shares into which convertible securities owned by that shareholder are convertible.

(2)
Kam Che Chan may be considered a beneficial owner of the 22,849,680 shares of which Honview International Limited is the record owner.  Mr. Chan is a director of Honview International Limited and he also is the beneficial owner of 15.20 percent of the outstanding equity interests of Honview.  The shares owned by Honview are included three times in the table.  They are listed as being held beneficially by each of Kam Che Chan, Honview International Limited and Paul Wong.  Mr. Chan is the Chairman of our Board of Directors.  See also footnotes 3 and 6 below.

(3)
Paul Wong may be considered a beneficial owner of the 22,849,680 shares of which Honview International Limited is the record owner.  Mr. Wong is a beneficial owner of 39.21 percent of the outstanding equity interests in Honview.  The shares owned by Honview are included three times in the table.  They are listed as being held beneficially by each of Paul Wong, Kam Che Chan and Honview International Limited.  Mr. Wong is a director of COL International.  See also footnotes 2 and 6.

(4)
Qi Yu Zhang may be considered a beneficial owner of the 17,350,320 shares of which First Strike Securities Limited is the record owner.  Mr. Zhang is the beneficial owner of 20 percent of the outstanding equity interests of First Strike.  The shares owned by First Strike are included twice in the table.  They are listed as being held beneficially by both Qi Yu Zhang and First Strike.  Mr. Zhang is a director of COL International.  See also footnote 5 below.

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

Item 13.                      Certain Relationships and Related Transactions, and Director Independence.

Honview International Limited owns 22,849,680 shares of our common stock, or 45.6 percent of our outstanding common stock.  Paul Wong is a director of Honview and he also is a beneficial owner of 39.2 percent of the outstanding equity interests in Honview.  Mr. Wong also is a director of COL International.

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

Pursuant to a Loan Agreement dated October 10, 2000, Honview agreed to lend Migration its cash needs, from time to time, at any time until January 1, 2004 up to an aggregate principal amount of US$8 million.  As of June 30, 2004, advances from Honview totaled Rmb71,059,244 (US$8,574,371).  As a result of Migration becoming a wholly-owned subsidiary of COL International, any amounts loaned from Honview prior to February 8, 2001, the effective date of the registration statement related to COL International’s initial public offering, may be paid at the option of Honview, by converting, at any time after October 10, 2001, part or all the unpaid principal amount of the loan into shares of COL International’s common stock, at a price equal to the greater of $1.20 per share or 90 percent of the average weighted trading price of the common stock for the 20 trading days preceding the date of notice of exercise of conversion.  Any amounts loaned from Honview after the effective date of that registration statement may be paid, at the option of Honview, by converting, at any time after October 10, 2001, part or all the unpaid principal amount of the loan into shares of COL International’s common stock, at a price equal to the greater of $1.20 per share or 110 percent of weighted average trading price of common stock for the 20 trading days preceding the date of the loan. Since 2001, there were additional advances from Honview to COL. As of June 30, 2010, the total advances owed to Honview as of June 30, 2010 equaled Rmb81,243,913 (US$11,869,505).

Except as discussed above, during the past two years there were no transactions between COL International and its directors, executive officers or known holders of more than five percent of the common stock, or transactions by COL International in which any of the foregoing persons had a direct or indirect material interest, in which the amount involved exceeded $120,000.

Director Independence

Our common stock does not currently trade on any exchange or listing service.  As such, we are not currently subject to corporate governance standards of listed companies, which require, among other things, that the majority of the board of directors be independent.

We are not currently subject to corporate governance standards defining the independence of our directors, and we have chosen to define an “independent” director in accordance with the NASDAQ Global Market's requirements for independent directors.  Under this definition, we have determined that [none] of our directors currently qualify as independent director.  We do not list the “independent” definition we use on our internet website.

Item 14.                      Principal Accountant Fees and Services

Currently, the Company has selected Mazars CPA Limited (“Mazars”) as its independent registered public accounting firm for the fiscal year ended June 30, 2010.  During the two most recent fiscal years and prior to its selection as independent accountants, Mazars had not been consulted by the Company on any of the matters referenced in Regulation S-K Item 304(a)(2)(i) or (ii).

Audit Fees

Mazars billed the Company $41,410 for the year ended June 30, 2010, and US$40,731 for the year ended June 30, 2009, for professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Forms 10-Q, and for services normally provided by independent accountants in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

For the years ended June 30, 2010 and June 30, 2009, Mazars did not provide the Company with any services for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported above under “—Audit Fees.”

Tax Fees

For the years ended June 30, 2010 and June 30, 2009, Mazars did not provide the Company with professional services for tax compliance, tax advice, and tax planning.

All Other Fees

For the years ended June 30, 2010 and June 30, 2009, Mazars did not bill the Company for products and services other than those described above.

Audit Committee Pre-Approval Policies

The Board of Directors, which is performing the equivalent functions of an audit committee, currently does not have any pre-approval policies or procedures concerning services performed by Mazars.  All the services performed by Mazars that are described above were pre-approved by the Board of Directors.

PART IV

Item 15.                      Exhibits and Financial Statement Schedules

See the audited financial statements for the year ended June 30, 2010 following the signature page, which are incorporated herein.

The following is a complete list of Exhibits filed as part of this Report on Form 10-K, which Exhibits are incorporated by reference herein.

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

10.2
Cooperation Agreement Regarding China Online’s Internet Connection Service Commercial Business dated July 15, 1998 between Neihi Electronic Systems Co., Ltd. (now known as the JV) and Rayes Group (2) (1)

10.3	Cooperation Agreement Regarding China Online’s Internet Content Service Commercial Business dated July 15, 1998 between Neihi Electronic Systems Co., Ltd. (now known as the JV) and Rayes Group (2) (1)

10.4	Cooperation Agreement for Dissemination of Educational Resources between the JV and Wuhan City No.2 Secondary School to establish Education Net dated January 7, 2000 (2) (1)

10.5	Cooperation Agreement for Transmission of Education Materials between the JV and Wuhan Cable TV to provide Education Net infrastructure dated March 10, 2000 (2) (1)

10.6	Purchase Agreement between the JV, Shanghai Togji Construction Materials Technology Sales Service Co., Ltd. and other parties specified thereby dated October 22, 1999 (2) (1)

10.7	2000 Stock Option Plan* (1)

10.8	Form of Subscription Agreement (1)

10.9	Form of Escrow Agreement between the Company and American Securities Transfer and Trust, Inc. (1)

10.10	Form of Migration’s Convertible Promissory Note (3)

10.11	Migration’s Loan Agreement dated October 10, 2000 (3)

10.12	Sino-Foreign Joint Venture Agreement dated July 7, 2000 between Migration and Shanghai Dongyi Scientific Technology Engineering Co. (3)

10.13	Share Purchase Agreement dated July 17, 2000 between Shanghai Shangyi Science and Trade Information Consulting Co., Ltd. and Shanghai Tongji Construction Materials Sales and Services Co., Ltd. (3)

10.14	Lease Agreement for Rental of Office Premises dated April 25, 2000 (3)

10.15	COL International’s Loan Agreement dated December 21, 2000 (4)

21	Subsidiaries of the Registrant (5)

31	Rule 13a-14(a)/15a-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Designates a management contract or compensatory plan required to be filed as an Exhibit to this Report on Form 10-K

(1)	Incorporated by reference from the Company’s Form SB-2 Registration Statement dated June 13, 2000 (File No. 333-39208)

(2)	Translated into English from Chinese

(3)	Incorporated by reference from the Company’s Amendment No. 2 to Form SB-2 Registration Statement dated October 19, 2000 (File No. 333-39208)

(4)	Incorporated by reference from the Company’s Amendment No. 3 to Form SB-2 Registration Statement dated January 17, 2001 (File No. 333-39208)

(5)	Incorporated by reference from the Company’s Form 10-KSB dated November 15, 2001 for the year ended June 30, 2001 (File No. 333-39208)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COL CHINA ONLINE INTERNATIONAL INC.

Date: October 13, 2010	By:	/s/ Chi Keung Wong
Name: Chi Keung Wong,
Title: Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date	Signatures
October 13, 2010	/s/ Kam Che Chan Kam Che Chan, Director
October 13, 2010	/s/ Anthony Ng Anthony Ng, Director
October 13, 2010	/s/ Paul Wong Paul Wong, Director
October 13, 2010	/s/ Qi Yu Zhang Qi Yu Zhang, Director

COL CHINA ONLINE INTERNATIONAL INC. AND ITS SUBSIDIARIES
(A Development Stage Company)

Index to Consolidated Financial Statements

—INDEX—

Page(s)
Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets For the years ended June 30, 2009 and 2008	F-3

Consolidated Statements of Operations For the years ended June 30, 2009 and 2008	F-4

Consolidated Statements of Changes in Stockholders’ Deficit For the years ended June 30, 2009 and 2008	F-5

Consolidated Statements of Cash Flows For the years ended June 30, 2009 and 2008	F-6

Notes to Consolidated Financial Statements	F-7 – F-15

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders
COL China Online International Inc.
(A Development Stage Company incorporated in Delaware)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of COL China Online International Inc. and its subsidiaries (the “Company”) as of June 30, 2010 and 2009, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the years then ended, and for the period from December 10, 2007 (inception of reentering the development stage) to June 30, 2010.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

We conducted our audits in accordance with the standards of the Public Company Accounting Oversight Board (United States).  Those standards require that we plan and perform the audits to obtain reasonable assurance about whether the financial statements are free of material misstatement.  The Company is not required to have, nor were we engaged to perform, an audit of its internal control over financial reporting.  Our audits included consideration of internal control over financial reporting as a basis for designing auditing procedures that are appropriate in the circumstances, but not for the purpose of expressing an opinion on the effectiveness of the Company’s internal control over financial reporting.  Accordingly, we express no such opinion.  Our audits also included examining, on a test basis, evidence supporting the amounts and disclosures in the financial statements, assessing the accounting principles used and significant estimates made by management, as well as evaluating the overall financial statement presentation.  We believe that our audits provide a reasonable basis for our opinion.

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2010 and 2009, and the results of its operations and its cash flows for each of the years then ended and for the period from December 10, 2007 (inception of reentering the development stage) to June 30, 2010, in conformity with U.S generally accepted accounting principles.

The accompanying consolidated financial statements have been prepared assuming that the Company will continue as a going concern.  As discussed in note 3 to the consolidated financial statements, the Company’s ability to continue as a going concern is dependent upon several factors, including, but not limited to, continued financial support by the major stockholder, raising additional capital or financing, potentially completing a merger or acquisition of a business and ultimately achieving profitable operations with positive cash flow.  There are significant uncertainties as to the Company’s ability to accomplish these objectives, which raise substantial doubt about the Company’s ability to continue as a going concern. The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Mazars CPA Limited
Certified Public Accountants
Hong Kong

COL CHINA ONLINE INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	Note	June 30, 2010		June 30, 2009
		(US$)	(Rmb)	(Rmb)
ASSETS		(Illustrative only)

Current Assets:
Cash		6,886	47,133	33,857
Rental deposits		3,068	21,000	21,000

Total current assets		9,954	68,133	54,857
Property, office space and equipment, net	4	-	-	-

Total Assets		9,954	68,133	54,857

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses		36,091	247,027	222,514

Total current liabilities		36,091	247,027	222,514

Non-Current Liabilities:
Payable to related party with convertible option	5	11,869,505	81,243,913	80,384,466

Total non-current liabilities		11,869,505	81,243,913	80,384,466

Commitments and contingencies	7	-	-	-

Stockholders’ Deficit:
Common stock, US$0.001 par value, 100,000,000 shares authorized and 50,155,000 shares issued, outstanding		59,734	408,864	408,864
Additional paid-in capital		177,378	1,214,118	1,214,118
Accumulated deficit before reentering development stage		(12,229,567)	(83,708,451)	(83,708,451)
Accumulated deficit from inception of reentering development stage		(331,514)	(2,269,137)	(1,398,453)
Other comprehensive income		428,327	2,931,799	2,931,799

Total stockholders’ deficit		(11,895,642)	(81,422,807)	(80,552,123)

Total Liabilities and Stockholders’ Deficit		9,954	68,133	54,857

The accompany notes are an integral part of these consolidated financial statements.

COL CHINA ONLINE INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

		For the year ended
		June 30, 2010		June 30, 2009	Cumulative since reentering development stage December 10, 2007 to June 30, 2010
		(US$)	(Rmb)	(Rmb)	(Rmb)
	Note	(Illustrative only)
CONTINUING OPERATIONS
General and administrative expenses		(127,204)	(870,684)	(861,841)	(2,172,757)

LOSS FROM CONTINUING OPERATIONS		(127,204)	(870,684)	(861,841)	(2,172,757)

DISCONTINUED OPERATIONS	6

Loss attributable to discontinued operations		-	-	(6,842)	(96,380)

NET LOSS		(127,204)	(870,684)	(868,683)	(2,269,137)

Other comprehensive income		-	-	61,665	1,036,055

TOTAL COMPREHENSIVE LOSS		(127,204)	(870,684)	(807,018)	(1,233,082)

Basic and Fully Diluted Loss Per Share	2

Loss from continuing operations		(0.0025)	(0.0174)	(0.0172)	(0.0433)

Loss from discontinued operations		(0.0000)	(0.0000)	(0.0001)	(0.0019)

Weighted Average Common Stock Outstanding		50,155,000	50,155,000	50,155,000	50,155,000

The accompany notes are an integral part of these consolidated financial statements.

COL CHINA ONLINE INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS' DEFICIT
FOR THE YEARS ENDED JUNE 30, 2009 AND 2010
	Common stock		Additional paid-in capital	Accumulated deficit before reentering development stage	Accumulated deficit from inception of reentering development stage	ACCUMULATED other comprehensive income	Total
	Number	(Rmb)	(Rmb)	(Rmb)	(Rmb)	(Rmb)	(Rmb)

Balances, July 1, 2008	50,155,000	408,864	1,214,118	(83,708,451)	(529,770)	2,870,134	(79,745,105)

Net loss	-	-	-	-	(868,683)	-	(868,683)

Other comprehensive income	-	-	-	-	-	61,665	61,665

Balances, June 30, 2009	50,155,000	408,864	1,214,118	(83,708,451)	(1,398,453)	2,931,799	(80,552,123)

Net loss	-	-	-	-	(870,684)	-	(870,684)

Balances, June 30, 2010	50,155,000	408,864	1,214,118	(83,708,451)	(2,269,137)	2,931,799	(81,422,807)

The accompany notes are an integral part of these consolidated financial statements.

COL CHINA ONLINE INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	for the year ended june 30, 2010		for the year ended june 30, 2009	cumulative since reentering development stage December 10, 2007 to June 30, 2010
	(US$)	(Rmb)	(Rmb)	(Rmb)
	(Illustrative only)
Cash Flows from Operating Activities:
Net loss	(127,204)	(870,684)	(868,683)	(2,269,137)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Decrease in:
Rental deposits	-	-	-	23,608
Increase (Decrease) in:
Accounts payable and accrued expenses	3,582	24,513	(15,207)	66,131

Net cash used in operating activities	(123,622)	(846,171)	(883,890)	(2,179,398)

Cash Flows from Financing Activities:
Advances from 45.6% stockholder	125,563	859,447	855,217	2,096,909

Net cash provided by financing activities	125,563	859,447	855,217	2,096,909

Effect Of Exchange Rate Changes On Cash	-	-	85	(2,050)

Net INCREASE (Decrease) In Cash	1,941	13,276	(28,588)	(84,539)

Cash, beginning of year	4,945	33,857	62,445	131,672

Cash, end of year	6,886	47,133	33,857	47,133

The accompany notes are an integral part of these consolidated financial statements.

COL CHINA ONLINE INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

1.           Company Organization and Operations

Nature of Operations – COL China Online International Inc. was incorporated as a Delaware corporation on February 22, 2000, for the purpose of acquiring Migration Developments Limited, a British Virgin Islands company (“Migration”) and raising equity capital to be utilized in the business of Migration.  Migration held a 90% equity interest in Shenzhen Knowledge & Communication Co. Ltd. which was a Sino-foreign equity joint venture (“Joint Venture”) in the People’s Republic of China (“PRC”). COL China Online International Inc. and its subsidiaries are collectively referred to as the “Company” in these financial statements.

As more fully explained in note 3 to these consolidated financial statements, the Company has terminated its operations since December 10, 2007 and has become a shell company. After becoming a shell company, the Company has reentered the development stage on December 10, 2007.  For the Company’s plan of operations following the termination of its business, see note 3 to these financial statements.

2.           Significant Accounting Policies

Principles of Consolidation - The consolidated financial statements include the accounts of COL China Online International Inc. and its subsidiaries.  All significant intercompany accounts and transactions have been eliminated in consolidation.

Basis of Accounting - The amounts included in the financial statements are presented in Renminbi (“Rmb”).  For illustrative purposes, the consolidated balance sheet as of June 30, 2010, consolidated statement of operations and consolidated statement of cash flows for the year then ended have been translated into US dollars at Rmb6.84476 to the US dollar, which approximates the prevailing exchange rate at June 30, 2010. No representation is made that the US dollar amounts could have been, or could be, converted into Rmb at that rate on June 30, 2010 or at any other date.

Cash Equivalents – The Company considers all highly liquid instruments with original maturities of three months or less to be cash equivalents.

Income Taxes – The Company accounts for income taxes under the provision of Accounting Standards Codification (“ASC”) Topic 740, whereby current and deferred tax assets and liabilities are determined based on tax rates and laws enacted as of the balance sheet date.  Deferred tax expense or benefit represents the change in the deferred tax asset/liability balances.

COL CHINA ONLINE INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           Significant Accounting Policies (Continued)

Foreign Currency Transaction - Foreign currency transactions during the period are translated into Renminbi at approximately the market exchange rates ruling at the transaction dates.  Monetary assets and liabilities denominated in foreign currencies are translated into Renminbi at approximately the market exchange rates ruling at the balance sheet date.  Differences arising from foreign currency translation are included in the statements of operations for the period.

The consolidated financial statements consolidate the financial statements of COL China Online International Inc. and its subsidiaries.  Some of these companies use their local currencies other than Renminbi as the functional currency.  For group consolidation purposes, assets and liabilities whose functional currency is not Renminbi are translated into Renminbi at the rate in effect at the balance sheet date.  Revenue and expenses are translated at the average exchange rate during the year.  The effects of translation adjustments are recorded in accumulated other comprehensive income.

Comprehensive Income (Loss) - The Company accounts for comprehensive income in accordance with ASC Topic 220, Comprehensive Income.  ACS Topic 220 establishes standards for reporting comprehensive income and its components in financial statements.  Comprehensive income, as defined therein, refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity.  Other comprehensive income for the years ended June 30, 2009 represented gain on foreign currency translation adjustments which are mainly arisen from the amount payable to 45.6% stockholder.

Net Loss Per Share - Basic and diluted net loss per share is computed by dividing net loss for continuing and discontinued operations, respectively, by the weighted average number of common stock outstanding.

Pursuant to the Company’s 2000 Stock Option Plan, options may be granted to purchase an aggregate of 4,000,000 shares of common stock to key employees and other persons who have or are contributing to the Company’s success.  As of June 30, 2009 and 2010, no options had been granted under the 2000 plan.

Pursuant to a loan agreement as more fully explained in note 5, the amount payable to the 45.6% stockholder can be convertible into 9,891,254 and 9,786,618 shares of the common stock of the Company as at 30 June 2010 and 2009, respectively. The potential conversion of the common stock is not included in the computation of dilutive net loss per share as the impact would be anti-dilutive.

COL CHINA ONLINE INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           Significant Accounting Policies (Continued)

Operating leases – Leases where substantially all the rewards and risks of ownership of assets remain with the leasing company are accounted for as operating leases.  Rental payables under operating leases are recognized as income and expenses, respectively, on the straight-line basis over the lease term.

Recent Accounting Pronouncements

As of the date of this annual report is filed, there are no recently issued accounting pronouncements which adoption would have a material impact on the Company’s financial statements.

COL CHINA ONLINE INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.           Termination of Operations

The accompanying consolidated financial statements have been prepared assuming the Company will continue operating as a going concern.  On November 23, 2007, the Board of Directors resolved to cease the Company’s primary operations due to the expiration of the Joint Venture’s business license on December 10, 2007. The Company intends to use any amounts collected from its deposits paid and cash on hand to pay any outstanding liabilities or accounts payable, and expects that the remaining liabilities will be undertaken by Honview.  The Company does not expect any assets to remain outstanding or to be available for distribution to the parties of the Joint Venture or shareholders of the Company.

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

In view of the above-mentioned plan, the Company’s ability to continue as a going concern is dependent upon several factors, including, but not limited to, continued financial support from Honview International Limited (“Honview”), a former shareholder of Migration, which is now a 45.6% stockholder of the Company, the successfulness of a possible business combination and whether the post-combination business would be able to achieve and maintain profitable operations and to raise additional capital.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

COL CHINA ONLINE INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

3.           Termination of Operations (continued)

The Company believes that Honview will continue to provide funding during the forthcoming year.

The majority of the Company’s business activities were suspended effective July 2007, and on November 23, 2007, the board of directors has resolved to cease the operations of the only business of the Company upon expiration of the Joint Venture’s business license on December 10, 2007.  Since December 10, 2007, the Company has reentered the development stage.  It is expected that the Company will remain in such status until a business combination is taken place.

4.	Property, Office Space and Equipment

Property, office space and equipment consist of the following:

	June 30, 2010		June 30, 2009
	(US$))	(Rmb))	(Rmb)))
	(Illustrative Only)

Vehicles	-	-	285,622
Computer equipment	-	-	4,701,715
Computer software	-	-	3,927,454
Office furniture	-	-	191,174
Other equipment	-	-	1,567,787

	-	-	10,673,752
Less : Accumulated depreciation	-	-	(10,673,752)

	-	-	-

All property, office space and equipment have been written off during the year ended June 30, 2010.

5.	Payable To Related Party

	June 30, 2010		June 30, 2009
	(US$)	(Rmb)	(Rmb)
	(Illustrative Only)

Due to Honview, the 45.6% stockholder	11,869,505	81,243,913	80,384,466

COL CHINA ONLINE INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

5.	Payable To Related Party (continued)

The amount payable to related party is without interest or collateral and has no fixed repayment term. The 45.6% stockholder has confirmed in writing that it would not demand repayment within the next twelve months. Pursuant to the Loan Agreement, Honview International Limited, the ultimate holding company of the Company, agreed to lend Migration its cash needs, from time to time, at any time until January 1, 2004 up to an aggregate principal amount of US$8 million.  As a result of Migration becoming a wholly owned subsidiary of the Company, any amounts loaned from Honview prior to February 8, 2002, the effective date of the registration statement related to the Company’s initial public offering, may be paid at the option of Honview, by converting, at any time after October 10, 2002, part or all the unpaid principal amount of the loan into shares of the Company’s common stock, at a price equal to the greater of $1.20 per share or 90 percent of the average weighted trading price of the common stock for the 20 trading days preceding the date of notice of exercise of conversion.  Any amounts loaned from Honview after February 8, 2002 may be paid, at the option of Honview, by converting, at any time after October 10, 2002, part or all the unpaid principal amount of the loan into shares of the Company’s common stock, at a price equal to the greater of $1.20 per share or 110 percent of weighted average trading price of common stock for the 20 trading days preceding the date of the loan.

There has been no change to the above loan condition during the years ended June 30, 2010 and 2009. As at 30 June 2010 and 2009, the payable to Honview is convertible into 9,891,254 and 9,786,618 shares of the Company’s common stock, respectively. In addition, during the year, Honview has undertaken to make available adequate funds to the Company as and when required to maintain the Company as a going concern.

COL CHINA ONLINE INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.           Discontinued Operations

Following the termination of operations as more fully explained in note 3, the results of the Joint Ventures representing the Company’s discontinued operations for the years ended June 30, 2010 and 2009 are summarized as follows:

	For the year ended
	June 30, 2010		June 30, 2009	Cumulative since reentering development stage December 10, 2007 to June 30, 2010
	(US$)	(Rmb)	(Rmb)	(Rmb)
	(Illustrative only)

Operating expenses:
General and administrative expenses	-	-	(6,842)	(118,430)

Other income	-	-	-	22,050

Net loss attributable to discontinued operations	-	-	(6,842)	(96,380)

COL CHINA ONLINE INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

7.	Commitments and Contingencies

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

All options granted under the Stock Option Plan will become fully exercisable on the date that the options are granted or other dates that the Option Committee determines and will continue for a period up to a maximum of ten years. Options granted pursuant to the Stock Option Plan are not transferable during the optionee’s lifetime. Subject to the other terms of the Stock Option Plan, the Option Committee has discretion to provide vesting requirements and specific expiration provisions with respect to the incentive options and non-qualified options granted.  The 2000 Plan terminated on April 14, 2010 and no options had been granted under the 2000 Plan..

ii)	There was no commitment nor litigation brought against the Company as of June 30, 2010 and 2009.

8.	Taxes

COL China Online International Inc. and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate.

The Joint Venture, which was established in the PRC, is subject to the PRC income taxes at a rate of 25%. No PRC income tax has been provided for in the financial statements as the Joint Venture in the PRC neither incurred a loss nor has no assessable profits for the periods presented.

Migration operates in Hong Kong where the statutory tax rate is 16.5% for the years ended June 30, 2010 and 2009, respectively, on assessable income arising in Hong Kong. No Hong Kong profits tax has been provided for as Migration’s operations in Hong Kong incurred a loss for taxation purposes for the periods presented. Migration is exempt from any BVI income taxes under BVI International Business Act for its operations being located only in Hong Kong.

The Company has net operating losses carry forward for tax reporting purposes in the PRC amounting to Rmb2,564,693 and Rmb6,587,737 as of June 30, 2010 and 2009. The tax losses will expire in five years after the losses were incurred. Full valuation allowances have been made as it is not probable that future taxable profit will be available against which the Company can utilize the benefit therefrom. No deferred income taxes are provided as there are no temporary differences between the tax and book basis of assets and liabilities due to the current status of the Company as a shell company.

COL CHINA ONLINE INTERNATIONAL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

9.	Employee Costs

The Company did not have full-time employees and outstanding pension obligations following the cessation of principal business in December 2007.

Exhibit List

The following is a complete list of Exhibits filed as part of this Report on Form 10-K, which Exhibits are incorporated herein.

Number	Description

2.1	Stock Exchange Agreement between and among Migration Developments Limited, the Company and the stockholders of Migration Developments Limited dated June 8, 2000 (1)

3.1	Certificate of Incorporation filed with the Delaware Secretary of State effective as of February 22, 2000 (1)

3.2	Certificate of Amendment to the Certificate of Incorporation filed with the Delaware Secretary of State effective as of April 3, 2000 (1)

3.3	Amended and Restated Bylaws (4)

3.4	Sino-Foreign Joint Venture Contract (2) (1)

3.5	Articles of Association of the Sino-Foreign Joint Venture (1)

4.1	Specimen Common Stock Certificate (1)

10.1	Joint Venture Business License (2) (1)

10.2
Cooperation Agreement Regarding China Online’s Internet Connection Service Commercial Business dated July 15, 1998 between Neihi Electronic Systems Co., Ltd. (now known as the JV) and Rayes Group (2) (1)

10.3	Cooperation Agreement Regarding China Online’s Internet Content Service Commercial Business dated July 15, 1998 between Neihi Electronic Systems Co., Ltd. (now known as the JV) and Rayes Group (2) (1)

10.4	Cooperation Agreement for Dissemination of Educational Resources between the JV and Wuhan City No.2 Secondary School to establish Education Net dated January 7, 2000 (2) (1)

10.5	Cooperation Agreement for Transmission of Education Materials between the JV and Wuhan Cable TV to provide Education Net infrastructure dated March 10, 2000 (2) (1)

10.6	Purchase Agreement between the JV, Shanghai Togji Construction Materials Technology Sales Service Co., Ltd. and other parties specified thereby dated October 22, 1999 (2) (1)

10.7	2000 Stock Option Plan* (1)

10.8	Form of Subscription Agreement (1)

10.9	Form of Escrow Agreement between the Company and American Securities Transfer and Trust, Inc. (1)

10.10	Form of Migration’s Convertible Promissory Note (3)

10.11	Migration’s Loan Agreement dated October 10, 2000 (3)

10.12	Sino-Foreign Joint Venture Agreement dated July 7, 2000 between Migration and Shanghai Dongyi Scientific Technology Engineering Co. (3)

10.13	Share Purchase Agreement dated July 17, 2000 between Shanghai Shangyi Science and Trade Information Consulting Co., Ltd. and Shanghai Tongji Construction Materials Sales and Services Co., Ltd. (3)

10.14	Lease Agreement for Rental of Office Premises dated April 25, 2000 (3)

10.15	COL International’s Loan Agreement dated December 21, 2000 (4)

21	Subsidiaries of the Registrant (5)

31	Rule 13a-14(a)/15a-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Designates a management contract or compensatory plan required to be filed as an Exhibit to this Report on Form 10-K

(1)	Incorporated by reference from the Company’s Form SB-2 Registration Statement dated June 13, 2000 (File No. 333-39208)

(2)	Translated into English from Chinese

(3)	Incorporated by reference from the Company’s Amendment No. 2 to Form SB-2 Registration Statement dated October 19, 2000 (File No. 333-39208)

(4)	Incorporated by reference from the Company’s Amendment No. 3 to Form SB-2 Registration Statement dated January 17, 2001 (File No. 333-39208)

(5)	Incorporated by reference from the Company’s Form 10-KSB dated November 15, 2001 for the year ended June 30, 2001 (File No. 333-39208)