Form 10-Q
period 2010-09-30
COL CHINA ONLINE INTERNATIONAL INC
filed 2010-11-18
CIK 1114274

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)
☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2010

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

Yes     ☐      No     ☒

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☒
(Do not check if a smaller reporting company)

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes     ☒      No     ☐

As of September 30, 2010, the registrant had outstanding 50,155,000 shares of its common stock, par value $0.001.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

COL CHINA ONLINE INTERNATIONAL INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

		September 30, 2010 (Unaudited)		June 30, 2010
	Note	(US$)	(Rmb)	(Rmb)
ASSETS		(Illustrative
		only)
Current Assets:
Cash		6,602	44,223	47,133
Rental deposits		3,135	21,000	21,000

Total Assets		9,737	65,223	68,133

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses		47,105	315,514	247,027

Total current liabilities		47,105	315,514	247,027

Non-Current Liabilities:
Payable to related party with convertible option	7	12,092,609	80,997,509	81,243,913

Total non-current liabilities		12,092,609	80,997,509	81,243,913

COMMITMENTS AND CONTINGENCIES	8

Stockholders’ Deficit:
Common stock, US$0.001 par value, 100,000,000 shares authorized and 50,155,000 shares issued, outstanding		61,041	408,864	408,864
Additional paid-in capital		181,263	1,214,118	1,214,118
Accumulated deficit before reentering development stage		(12,497,342)	(83,708,451)	(83,708,451)
Accumulated deficit from inception of reentering development stage		(367,616)	(2,462,330)	(2,269,137)
Other comprehensive income		492,677	3,299,999	2,931,799

Total stockholders’ deficit		(12,129,977)	(81,247,800)	(81,422,807)

Total Liabilities and Stockholders’ Deficit		9,737	65,223	68,133

The financial statements should be read in conjunction with the accompanying notes.

COL CHINA ONLINE INTERNATIONAL INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended			Cumulative since reentering development stage on
	September 30, 2010		September 30, 2009	December 10, 2007 to September 30, 2010
	(US$)	(Rmb)	(Rmb)	(Rmb)
	(Illustrative
	only)

General and administrative expenses	(28,843)	(193,193)	(193,902)	(2,462,330)

NET LOSS	(28,843)	(193,193)	(193,902)	(2,462,330)

Other comprehensive income, before tax: Foreign exchange translation adjustments	54,971	368,200	-	1,404,254

Income tax expense related to other comprehensive income	-	-	-	-

Other comprehensive income, net of tax	54,971	368,200	-	1,404,254

TOTAL COMPREHENSIVE (INCOME) LOSS	26,128	175,007	(193,902)	(1,058,076)

The financial statements should be read in conjunction with the accompanying notes.

COL CHINA ONLINE INTERNATIONAL INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		For the three months ended			Cumulative since reentering development stage on
		September 30, 2010		September 30, 2009	December 10, 2007 to September 30, 2010
	Note	(US$)	(Rmb)	(Rmb)	(Rmb)
		(Illustrative )
		only
Basic and Diluted Loss Per Share	6

Loss per share of common stock (cents)		(0.0006)	(0.0039)	(0.0039)	(0.0491)

Weighted Average Common Stock Outstanding – basic and diluted		50,155,000	50,155,000	50,155,000	50,155,000

The financial statements should be read in conjunction with the accompanying notes.

COL CHINA ONLINE INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2010 AND YEAR ENDED JUNE 30, 2010

	Common stock		Additional paid-in capital	Accumulated deficit before reentering development stage	Accumulated deficit from inception of reentering development stage	Accumulated other comprehensive income	Total
	Number	(Rmb)	(Rmb)	(Rmb)	(Rmb)	(Rmb)	(Rmb)

Balance as of June 30, 2009	50,155,000	408,864	1,214,118	(83,708,451)	(1,398,453)	2,931,799	(80,552,123)
Net loss for the year	-	-	-	-	(870,684)	-	(870,684)

Balance as of July 1, 2010	50,155,000	408,864	1,214,118	(83,708,451)	(2,269,137)	2,931,799	(81,422,807)
Net income (loss) for the period (unaudited)	-	-	-	-	(193,193)	368,200	175,007

Balance as of September 30, 2010 (unaudited)	50,155,000	408,864	1,214,118	(83,708,451)	(2,462,330)	3,299,999	(81,247,800)

The financial statements should be read in conjunction with the accompanying notes.

COL CHINA ONLINE INTERNATIONAL INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended			Cumulative since reentering development stage on
	September 30, 2010		September 30, 2009	December 10, 2007 to September 30, 2010
	(US$)	(Rmb)	(Rmb)	(Rmb)
	(Illustrative
Cash Flows from Operating Activities:	only)
Net loss	(28,843)	(193,193)	(193,902)	(2,462,330)

Adjustments to reconcile net loss to net cash used in operating activities:

Change in operating assets and liabilities:
Decrease in:
Rental deposits	-	-	-	23,608
Increase in:
Accounts payable and accrued expenses	10,798	72,326	84,630	138,457

Net cash used in operating activities	(18,045)	(120,867)	(109,272)	(2,300,265)

Cash Flows from Financing Activities:
Advances from 45.6% stockholder	17,751	118,901	105,304	2,215,810

Net cash provided by financing activities	17,751	118,901	105,304	2,215,810

Effect of Exchange Rate Changes on Cash	(141)	(944)	-	(2,994)

Net Decrease in Cash	(435)	(2,910)	(3,968)	(87,449)

Cash, beginning of period	7,037	47,133	33,857	131,672

Cash, end of period	6,602	44,223	29,889	44,223

The financial statements should be read in conjunction with the accompanying notes.
.

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

2.           Basis of Presentation

The consolidated financial statements have been prepared assuming the Company will continue operating as a going concern. Following the termination of operations as more fully explained in note 3 to these financial statements, the Company’s business has been suspended as of November 2007 and the Company will likely seek to enter into a business combination with one or more yet to be identified privately held businesses.

The Company’s ability to continue as a going concern is dependent upon several factors, including, but not limited to, continued financial support by the 45.6% stockholder, the successfulness of a possible business combination and whether the post-combination business would be able to achieve and maintain profitable operations and to raise additional capital.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company is confident that its 45.6% stockholder, Honview International Limited (“Honview”), will continue to provide funding during the forthcoming year.

The unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements have been prepared on the same basis as the annual financial statements.  These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010, which was filed on October 13, 2010.  In the opinion of the directors, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2010 and the results of its operations and cash flows for the three-month period then ended, have been included.  The results of operations for the interim period are not necessarily indicative of the results for the full year.

The amounts included in the financial statements are presented in Renminbi (“Rmb”) because the Company’s activities are primarily conducted in the PRC.  For illustrative purposes, the condensed consolidated balance sheet as at September 30, 2010 and condensed consolidated statement of operations for the three months ended September 30, 2010 and condensed consolidated statement of cash flows for the three months ended September 30, 2010 have been translated into US dollars at approximately 6.6981 Rmb to the dollar.

3.           Termination of Operations

On November 23, 2007, the Board of Directors resolved to cease the Company’s primary operations due to the expiration of the Joint Venture’s business license on December 10, 2007. The Company  expects that any unpaid liabilities will be undertaken by Honview.  The Company does not expect any assets to remain outstanding or to be available for distribution to the parties of the Joint Venture or shareholders of the Company.

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

Since November 23, 2007, the Company has not entered into any agreement, arrangement or understanding of any kind with any person regarding a business combination. Depending upon the nature of the transaction, the current officers and directors of the Company probably will resign their directorship and officer positions with the Company in connection with any consummation of a business combination. The current management is not expected to have any control over the conduct of the Company’s business following the completion of a business combination. The Company has no plans, understandings, agreements, or commitments with any individual or entity to act as a finder of or as a business consultant in regard to any business opportunities for the Company. In addition, there are no plans to use advertisements, notices or any general solicitation in the search for combination candidates.

In view of the above-mentioned plan, the Company’s ability to continue as a going concern is dependent upon several factors, including, but not limited to, continued financial support from Honview International Limited (“Honview”), the 45.6% stockholder of the Company, the successfulness of a possible business combination and whether the post-combination business would be able to achieve and maintain profitable operations and to raise additional capital.  The consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

Following the cessation of the operations of the only business of the Company upon expiration of the Joint Venture’s business license on December 10, 2007, the Company reentered the development stage.  It is expected that the Company will remain in such status until a business combination is taken place.

4.           Recently Issued Accounting Standards

As of the date of this quarterly report is filed, there are no recently issued accounting pronouncements which adoption would have a material impact on the Company’s financial statements.

5.           Comprehensive Income

The Company accounts for comprehensive income in accordance with ASC Topic 220, Comprehensive Income.  ACS Topic 220 establishes standards for reporting comprehensive income and its components in financial statements.  Other comprehensive income, as defined therein, refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity. Other comprehensive income for the three months ended September 30, 2010 and 2009 represented gain on foreign currency translation adjustments which are mainly arisen from the transaction of the amount payable to our 45.6% stockholder which is denominated in the US dollars.

6.           Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding.

7.            Payable to 45.6% Stockholder
The amount due is unsecured, interest-free and repayable on demand. The fair value of the advance from the 45.6% stockholder is not practicable to be estimated due to the relationship between the stockholder and the Company.

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

There has been no change to the above loan condition during either of the quarters ended September 30, 2010 and 2009. As at September 30 and June 30, 2010, the payable to Honview is convertible into 10,077,174 and 9,891,254 shares of the Company’s common stock, respectively.

8.             Commitments and Contengencies

As of September 30, 2010 and June 30, 2010, the Company had no material outstanding commitment and contingencies.

9.             Income Taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate.

The Company’s subsidiary established in the PRC is subject to the PRC income taxes at a rate of 25%. No PRC income tax has been provided for in the financial statements as the subsidiary in the PRC neither incurred a loss nor has no assessable profits for the periods presented.

Migration operates in Hong Kong where the statutory tax rate is 16.5% for the three months ended September 30, 2010 and 2009, respectively, on assessable income arising in Hong Kong. No Hong Kong profits tax has been provided for as Migration’s operations in Hong Kong incurred a loss for taxation purposes for the periods presented. Migration is exempt from any BVI income taxes under BVI International Business Act for its operations being located only in Hong Kong.

The Company has net operating losses carry forward for tax reporting purposes in the PRC amounting to Rmb2,564,693 as of September 30 and June 30, 2010. The tax losses will expire in five years after the losses were incurred. Full valuation allowances have been made as it is not probable that future taxable profit will be available against which the Company can utilize the benefit therefrom. No deferred income taxes are provided as there are no temporary differences between the tax and book basis of assets and liabilities due to the current status of the Company as a shell company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This document contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions.  When used in this document, the words “expects”, “anticipates”, “intends” and “plans” and similar expressions are intended to identify certain of these forward-looking statements.  The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document.  Our actual results could differ materially from those discussed in this document.  Factors that could cause or contribute to such difference include those discussed below and in the Annual Report on Form 10-K for the year ended June 30, 2010.

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

Going concern – The ability of the Company to continue operations as a going concern is dependent upon the continuing support from Honview International Limited (“Honview”), a 45.6% stockholder of the Company, until such time as, when or if, the Company achieve profitable operations and/or additional funds are raised in future private and public offerings or the Company is party to a business combination.

Termination of Operations – The Company had focused on the business of providing internet and telecommunication convergence solutions to its customers up to the end of 2007 fiscal year.  Substantially all of the Company’s business activities have been suspended effectively in 2007. On November 23, 2007, the Board of Directors resolved to cease the Company’s primary operations due to the expiration of the Joint Venture’s business license on December 10, 2007. The Company intended to use any amounts collected from its deposits paid and cash on hand to pay any outstanding liabilities or accounts payable, and expects that the remaining liabilities will be undertaken by Honview. The Company does not expect any assets to remain outstanding or to be available for distribution to the parties of the Joint Venture or shareholders of the Company.

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

Since November 23, 2007, the Company has not entered into any agreement, arrangement or understanding of any kind with any person regarding a business combination. Depending upon the nature of the transaction, the current officers and directors of the Company probably will resign their directorship and officer positions with the Company in connection with any consummation of a business combination. The current management is not expected to have any control over the conduct of the Company’s business following the completion of a business combination. The Company has no plans, understandings, agreements, or commitments with any individual or entity to act as a finder of or as a business consultant in regard to any business opportunities for the Company. In addition, there are no plans to use advertisements, notices or any general solicitation in the search for combination candidates.

Results of Operations

General and administrative included salaries and other expenses. For the period ended September 30, 2010 and 2009, general and administrative expenses decreased to Rmb193,193 (US$28,843) from Rmb 193,902.

There was no revenue for the periods ended September 30, 2010 and September 30, 2009 due to the Company’s cessation of business since December 2007.

The foregoing revenues and expenses have resulted in net losses of Rmb193,193 (US$28,843) and Rmb193,902 for the periods ended September 30, 2010 and 2009, respectively. The Company expects to continue to incur non-operating expenses as a shell company.

The Company has recorded other comprehensive income of Rmb368,200 (US$54,971) and RmbNil for the periods ended September 30, 2010 and 2009, respectively, directly into the stockholders’ deficit. This comprehensive income for the three months ended September 30, 2010 is mainly the result of unrealized gain on translation of United States dollar advances from Honview from US$ to Rmb on consolidation due to the appreciation of Rmb during the three months ended September 30, 2010 while no such gain was recorded for the three months ended September 30, 2009 because the exchange rate between United States dollar and Rmb was comparatively stable during that period..

Liquidity and Capital Resources

As of September 30, 2010 and June 30, 2010, the Company had a negative working capital of Rmb250,291 (US$37,368) and Rmb178,894, respectively. As of September 30, 2010, advances from the 45.6% stockholder totaled Rmb80,997,509 (US$12,092,609) compared to advance from the 45.6% stockholder of Rmb81,243,913 as of June 30, 2010. The 45.6% stockholder has confirmed its intention to provide financial support to the Company.

Cash used in operating activities for the three months ended September 30, 2010 was Rmb120,867 (US$18,045) as compared with Rmb109,272 for the three months ended September 30, 2009.  The cash used in operations was to fund operating losses of Rmb193,193 (US$28,843) and Rmb193,902 for the three months ended September 30, 2010 and 2009, respectively.

Cash flows from financing activities have generally come from advances by the 45.6% stockholder of the Company.  During the three months ended September 30, 2010 and 2009, the 45.6% stockholder has advanced Rmb118,901 (US$17,751) and Rmb105,304, respectively.

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

The critical accounting policies and use of estimates are discussed in and should be read in conjunction with the annual consolidated financial statements and notes included in the latest Form 10-K, as filed with the SEC, which includes audited consolidated financial statements for the two fiscal years ended June 30, 2010.

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

None

Item 4. Controls and Procedures

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

Based on the Company's evaluation, the Company’s management, including its chief executive officer and chief financial officer, concluded that as of the end of the period covered by this report, the Company's disclosure controls and procedures were effective to ensure that information the Company is required to disclose in reports that it files or submits under the Exchange Act is recorded, processed, summarized and reported within the time periods specified in Securities and Exchange Commission rules and forms, and that such information is accumulated and communicated to management, including the Company's chief executive officer and chief financial officer, as appropriate, to allow timely decisions regarding required disclosure.

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

PART II – OTHER INFORMATION

Item 6. Exhibits.

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

32.1	Section 1350 Certification of Chief Executive Officer

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 18, 2010
COL CHINA ONLINE INTERNATIOONAL INC.
(Registrant)

By: /s/ Chi Keung Wong
Chi Keung Wong
Chief Executive Officer and
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No. Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

32.1	Section 1350 Certification of Chief Executive Officer