Form 10-Q
period 2010-12-31
COL CHINA ONLINE INTERNATIONAL INC
filed 2011-02-14
CIK 1114274

 FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)
☒	QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2010
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

Yes              No

As of December 31, 2010, the registrant had outstanding 50,155,000 shares of its common stock, par value $0.001.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

COL CHINA ONLINE INTERNATIONAL INC.
(A Development Stage Company)
CONDENSED CONSOLIDATED BALANCE SHEETS

		DECEMBER 31, 2010 (Unaudited)		June 30, 2010
	Note	(US$)	(Rmb)	(Rmb)
ASSETS		(Illustrative only)

Current Assets:
Cash		7,067	46,581	47,133
Rental deposits		3,186	21,000	21,000

Total Assets		10,253	67,581	68,133

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses		22,051	145,354	247,027

Total current liabilities		22,051	145,354	247,027

Non-Current Liabilities:
Payable to related party with convertible option	7	12,303,318	81,100,887	81,243,913

Total non-current liabilities		12,303,318	81,100,887	81,243,913

COMMITMENTS AND CONTINGENCIES	8

Stockholders’ Deficit:
Common stock, US$0.001 par value, 100,000,000 shares authorized and 50,155,000 shares issued, outstanding		62,026	408,864	408,864
Additional paid-in capital		184,186	1,214,118	1,214,118
Accumulated deficit before reentering development stage		(12,698,895)	(83,708,451)	(83,708,451)
Accumulated deficit from inception of reentering development stage		(403,545)	(2,660,085)	(2,269,137)
Other comprehensive income		541,112	3,566,894	2,931,799

Total stockholders’ deficit		(12,315,116)	(81,178,660)	(81,422,807)

Total Liabilities and Stockholders’ Deficit		10,253	67,581	68,133

The financial statements should be read in conjunction with the accompanying notes.

COL CHINA ONLINE INTERNATIONAL INC.
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

		For the three months ended			For the six months ended			Cumulative since reentering development stage on
		December 31, 2010		December 31, 2009	December 31, 2010		December 31, 2009	December 10, 2007 to December 31, 2010
	Note	(US$)	(Rmb)	(Rmb)	(US$)	(Rmb)	(Rmb)	(Rmb)
		(Illustrative only)			(Illustrative only)

General and administrative expenses		(30,465)	(197,755)	(194,171)	(59,308)	(390,948)	(388,073)	(2,660,085)

NET LOSS		(30,465)	(197,755)	(194,171)	(59,308)	(390,948)	(388,073)	(2,660,085)

Other comprehensive income, before tax: Foreign currency translation adjustments		38,993	266,895	-	96,346	635,095	-	1,671,149
Income tax expense related to other Comprehensive income		-	-	-	-	-	-	-
Other comprehensive income, net of tax		38,993	266,895	-	96,346	635,095		1,671,149

TOTAL COMPREHENSIVE INCOME/( LOSS)	5	8,528	69,140	(194,171)	37,038	244,147	(388,073)	988,934

The financial statements should be read in conjunction with the accompanying notes.\

COL CHINA ONLINE INTERNATIONAL INC.
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
		For the three months ended			For the six months ended			Cumulative since reentering development stage on
		December 31, 2010		December 31, 2009	December 31, 2010		December 31, 2009	December 10, 2007 to December 31, 2010
	Note	(US$)	(Rmb)	(Rmb)	(US$)	(Rmb)	(Rmb)	(Rmb)
		(Illustrative only)			(Illustrative only)

Basic and Diluted Loss Per Share	6

Loss per share of common stock (cents)		(0.0006)	(0.0039)	(0.0039)	(0.0012)	(0.0078)	(0.0077)	(0.0530)

Weighted Average Common Share Outstanding – basic and diluted		50,155,000	50,155,000	50,155,000	50,155,000	50,155,000	50,155,000	50,155,000

The financial statements should be read in conjunction with the accompanying notes.

COL CHINA ONLINE INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE SIX MONTHS ENDED DECEMBER 31, 2010 AND YEAR ENDED JUNE 30, 2010

	Common stock		Additional paid-in capital	Accumulated deficit before reentering development stage	Accumulated deficit from inception of reentering development stage	Accumulated other comprehens-ive income	Total
	Number	(Rmb)	(Rmb)	(Rmb)	(Rmb)	(Rmb)	(Rmb)

Balance as of June 30, 2009	50,155,000	408,864	1,214,118	(83,708,451)	(1,398,453)	2,931,799	(80,552,123)
Net loss for the year	-	-	-	-	(870,684)	-	(870,684)

Balance as of July 1, 2010	50,155,000	408,864	1,214,118	(83,708,451)	(2,269,137)	2,931,799	(81,422,807)
Net income (loss) for the period (unaudited)	-	-	-	-	(390,948)	635,095	244,147

Balance as of December 31, 2010 (unaudited)	50,155,000	408,864	1,214,118	(83,708,451)	(2,660,085)	3,566,894	(81,178,660)

The financial statements should be read in conjunction with the accompanying notes.

COL CHINA ONLINE INTERNATIONAL INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the SIX months ended			Cumulative since reentering development stage on
	DECEMBER 31, 2010		DECEMBER 31, 2009	December 10, 2007 to DECEMBER 31, 2010
	(US$)	(Rmb)	(Rmb)	(Rmb)
	(Illustrative only)
Cash Flows from Operating Activities:
Net loss	(59,308)	(390,948)	(388,073)	(2,660,085)

Adjustments to reconcile net loss to net cash used in operating activities:

Change in operating assets and liabilities:
Decrease in:
Rental deposits	-	-	-	23,608
Accounts payable and accrued expenses	(14,419)	(95,049)	(74,186)	(28,918)

Net cash used in operating activities	(73,727)	(485,997)	(462,259)	(2,665,395)

Cash Flows from Financing Activities:
Advances from 45.6% stockholder	73,892	487,080	476,404	2,583,989

Net cash provided by financing activities	73,892	487,080	476404	2,583,989

Effect of Exchange Rate Changes on Cash	(249)	(1,635)	-	(3,685)

Net Decrease in Cash	(84)	(552)	(14,145)	(85,091)

Cash, beginning of period	7,151	47,133	33,857	131,672

Cash, end of period	7,067	46,581	48,002	46,581

The financial statements should be read in conjunction with the accompanying notes.

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

2.           Basis of Presentation

The condensed consolidated financial statements have been prepared assuming the Company will continue operating as a going concern. Following the termination of operations as more fully explained in note 3 to these financial statements, the Company’s business has been suspended as of November 2007 and the Company will likely seek to enter into a business combination with one or more yet to be identified privately held businesses.

The Company’s ability to continue as a going concern is dependent upon several factors, including, but not limited to, continued financial support by the 45.6% stockholder, the success of a possible business combination and whether the post-combination business would be able to achieve and maintain profitable operations and to raise additional capital.  The accompanying consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

The Company is confident that its 45.6% stockholder, Honview International Limited (“Honview”), will continue to provide funding during the forthcoming year.

The unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  These financial statements have been prepared on the same basis as the annual financial statements.  These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010, which was filed on October 13, 2010.  In the opinion of the directors, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company as of December 31, 2010, the results of its operations for the three-month period and six-month period and cash flows for the six-month period then ended, have been included.  The results of operations for the interim period are not necessarily indicative of the results for the full year.

The amounts included in the financial statements are presented in Renminbi (“Rmb”) because the Company’s activities are primarily conducted in the PRC.  For illustrative purposes, the condensed consolidated balance sheet as at December 31, 2010 and condensed consolidated statement of operations for the three and six months ended December 31, 2010 and condensed consolidated statement of cash flows for the six months ended December 31, 2010 have been translated into US dollars at approximately 6.59179 Rmb to the dollar.

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

Since November 23, 2007, the Company has not entered into any agreement, arrangement or understanding of any kind with any person regarding a business combination. Depending upon the nature of the transaction, the current officers and directors of the Company probably will resign their directorship and officer positions with the Company in connection with any consummation of a business combination. The current management is not expected to have any control over the conduct of the Company’s business following the completion of a business combination. The Company has no plans, understandings, agreements, or commitments with any individual or entity to act as a finder of or as a business consultant in regard to any business opportunities for the Company. In addition, there are no plans to use advertisements, notices or any general solicitation in the search for combination candidates. It is expected that the Company will remain in such status until and unless a business combination has taken place.  There is no assurance that a business combination will occur.

In view of the above-mentioned plan, the Company’s ability to continue as a going concern is dependent upon several factors, including, but not limited to, continued financial support from Honview, the 45.6% stockholder of the Company, the successfulness of a possible business combination and whether the post-combination business would be able to achieve and maintain profitable operations and to raise additional capital. The condensed consolidated financial statements do not include any adjustments that might result from the outcome of these uncertainties.

4.           Recently Issued Accounting Standards

As of the date of this quarterly report is filed, there are no recently issued accounting pronouncements which adoption would have a material impact on the Company’s financial statements.

5.           Comprehensive Income

The Company accounts for comprehensive income in accordance with ASC Topic 220, Comprehensive Income.  ACS Topic 220 establishes standards for reporting comprehensive income and its components in financial statements.  Other comprehensive income, as defined therein, refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity. Other comprehensive income for the three and six months ended December 31, 2010 and 2009 represented gain on foreign currency translation adjustments which have mainly arisen from the translation of the amount payable to our 45.6% stockholder which is denominated in the US dollars.

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

There has been no change to the above loan condition during either of the quarters ended December 31, 2010 and 2009. As at December 31 and June 30, 2010, the payable to Honview is convertible into 10,252,764 and 9,891,254 shares of the Company’s common stock, respectively.

8.	Commitments and Contingencies

As of December 31, 2010 and June 30, 2010, the Company had no material outstanding commitments or contingencies.

9.	Income Taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate.

The Company’s subsidiary established in the PRC is subject to the PRC income taxes at a rate of 25%. No PRC income tax has been provided for in the financial statements as the subsidiary in the PRC either incurred a loss or has no assessable profits for the periods presented.

Migration operates in Hong Kong where the statutory tax rate is 16.5% for the three and six months ended December 31, 2010 and 2009, respectively, on assessable income arising in Hong Kong. No Hong Kong profits tax has been provided for as Migration’s operations in Hong Kong incurred a loss for taxation purposes for the periods presented. Migration is exempt from any BVI income taxes under BVI International Business Act for its operations being located only in Hong Kong.

The Company has net operating losses carried forward for tax reporting purposes in the PRC amounting to Rmb2,564,693 as of December 31 and June 30, 2010. The tax losses will expire in five years after the losses were incurred. Full valuation allowances have been made as it is not probable that future taxable profit will be available against which the Company can utilize the benefit therefrom. No deferred income taxes are provided as there are no temporary differences between the tax and book basis of assets and liabilities due to the current status of the Company as a shell company.

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

Since November 23, 2007, the Company has not entered into any agreement, arrangement or understanding of any kind with any person regarding a business combination. Depending upon the nature of the transaction, the current officers and directors of the Company probably will resign their directorship and officer positions with the Company in connection with any consummation of a business combination. The current management is not expected to have any control over the conduct of the Company’s business following the completion of a business combination. The Company has no plans, understandings, agreements, or commitments with any individual or entity to act as a finder of or as a business consultant in regard to any business opportunities for the Company. In addition, there are no plans to use advertisements, notices or any general solicitation in the search for combination candidates.  There is no assurance that a business combination will occur.

Results of Operations for the Three and Six Months Ended December 31, 2010

General and administrative expenses included salaries and other expenses. For the six months ended December 31, 2010 and 2009, general and administrative expenses increased to Rmb390,948 (US$59,308) from Rmb388,073, and for the three months ended December 31, 2010 and 2009, general and administrative expenses increased to Rmb197,755 (US$30,465) from Rmb194,171 due to an increase in professional fees.

There was no revenue for the three-month or six-month periods ended December 31, 2010 and December 31, 2009 due to the Company’s cessation of business since December 2007.

The foregoing revenues and expenses have resulted in net losses of Rmb197,755 (US$30,465), an increase from Rmb194,171 for the three months ended December 31, 2010 and 2009, respectively, and in net losses of Rmb390,948 (US$59,308), a increase from Rmb388,073, for the six months ended December 31, 2010 and 2009, respectively. The Company expects to continue to incur non-operating expenses as a shell company.

The Company has recorded other comprehensive income of Rmb266,895 (US$38,993), an increase from RmbNil for the three months ended December 31, 2010 and 2009, respectively, and other comprehensive income of Rmb635,095(US$96,346), an increase from RmbNil, for the six months ended December 31, 2010 and 2009, respectively, directly into the stockholders’ deficit. This comprehensive income for the three and six months ended December 31, 2010 is mainly the result of unrealized gain on translation of United States dollar advances from Honview from US$ to Rmb on consolidation due to the appreciation of Rmb during the three and six months ended December 31, 2010.

Liquidity and Capital Resources

As of December 31, 2010 and June 30, 2010, the Company had a negative working capital of Rmb77,773 (US$11,798) and Rmb178,894, respectively. As of December 31, 2010, advances from the 45.6% stockholder totaled Rmb81,100,887 (US$12,303,318) compared to Rmb81,243,913 as of June 30, 2010. The 45.6% stockholder has confirmed its intention to provide financial support to the Company.

Cash used in operating activities for the six months ended December 31, 2010 was Rmb485,997 (US$73,727) as compared with Rmb462,259 for the six months ended December 31, 2009.  The cash used in operations was to fund operating losses of Rmb390,948 (US$59,308) and Rmb388,073 for the sixmonths ended December 31, 2010 and 2009, respectively.

Cash flows from financing activities have generally come from advances by the 45.6% stockholder of the Company.  During the six months ended December 31, 2010 and 2009, the 45.6% stockholder has advanced Rmb487,080 (US$73,892) and Rmb476,404, respectively.

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

PART II – OTHER INFORMATION

Item 6. Exhibits.

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February [ ], 2011
COL CHINA ONLINE INTERNATIONAL INC.
(Registrant)

By:
Chi Keung Wong
Chief Executive Officer and
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No.	Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer