Form 10-Q
period 2011-03-31
COL CHINA ONLINE INTERNATIONAL INC
filed 2011-05-16
CIK 1114274

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549
(Mark One)
 ☒ QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended March 31, 2011

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

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐	Smaller reporting company ☐
(Do not check if a smaller reporting company)

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes ☒	No ☐

As of March 31, 2011, the registrant had outstanding 50,155,000 shares of its common stock, par value $0.001.

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

COL CHINA ONLINE INTERNATIONAL INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED BALANCE SHEETS

		March 31, 2011		June 30, 2010
	Note	(US$)	(Rmb)	(Rmb)
ASSETS		(Illustrative only)

Current Assets:
Cash		4,214	27,777	47,133
Rental deposits		3,186	21,000	21,000

Total Assets		7,400	48,777	68,133

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses		24,141	159,131	247,027

Total current liabilities		24,141	159,131	247,027

Non-Current Liabilities:
Payable to related party with convertible option	7	12,332,514	81,293,341	81,243,913

Total non-current liabilities		12,332,514	81,293,341	81,243,913

COMMITMENTS AND CONTINGENCIES	8

Stockholders’ Deficit:
Common stock, US$0.001 par value, 100,000,000 shares authorized and 50,155,000 shares issued, outstanding		62,026	408,864	408,864
Additional paid-in capital		184,186	1,214,118	1,214,118
Accumulated deficit before reentering development stage		(12,698,895)	(83,708,451)	(83,708,451)
Accumulated deficit from inception of reentering development stage		(437,684)	(2,885,120)	(2,269,137)
Other comprehensive income		541,112	3,566,894	2,931,799

Total stockholders’ deficit		(12,349,255)	(81,403,695)	(81,422,807)

Total Liabilities and Stockholders’ Deficit		7,400	48,777	68,133

The financial statements should be read in conjunction with the accompanying notes.

COL CHINA ONLINE INTERNATIONAL INC.
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS

		For the three months ended			For the nine months ended			Cumulative since reentering development stage on
		March 31, 2011		March 31, 2010	March 31, 2011		March 31, 2010	December 10, 2007 to March 31, 2011
	Note	(US$)	(Rmb)	(Rmb)	(US$)	(Rmb)	(Rmb)	(Rmb)
		(Illustrative only)			(Illustrative only)

General and administrative expenses		(34,139)	(225,035)	(196,123)	(93,447)	(615,983)	(584,197)	(2,885,120)

NET LOSS		(34,139)	(225,035)	(196,123)	(93,447)	(615,983)	(584,197)	(2,885,120)

Other comprehensive income, before tax: Foreign currency translation adjustments		-	-	-	96,346	635,095	-	1,671,149
Income tax expense related to other Comprehensive income		-	-	-	-	-	-	-
Other comprehensive income, net of tax		-	-	-	96,346	635,095		1,671,149

TOTAL COMPREHENSIVE INCOME/( LOSS)	5	(34,139)	(225,035)	(196,123)	2,899	19,112	(584,197)	(1,213,971)

The financial statements should be read in conjunction with the accompanying notes.

COL CHINA ONLINE INTERNATIONAL INC.
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF OPERATIONS
		For the three months ended			For the nine months ended			Cumulative since reentering development stage on
		March 31, 2011		March 31, 2010	March 31, 2011		March 31, 2010	December 10, 2007 to March 31, 2011
	Note	(US$)	(Rmb)	(Rmb)	(US$)	(Rmb)	(Rmb)	(Rmb)
		(Illustrative only)			(Illustrative only)

Basic and Diluted Loss Per Share	6

Loss per share of common stock		(0.0007)	(0.0045)	(0.0039)	(0.0019)	(0.0123)	(0.0116)	(0.0575)

Weighted Average Common Shares Outstanding – basic and diluted		50,155,000	50,155,000	50,155,000	50,155,000	50,155,000	50,155,000	50,155,000

The financial statements should be read in conjunction with the accompanying notes.

COL CHINA ONLINE INTERNATIONAL INC.
(A Development Stage Company)
UNAUDITED CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE NINE MONTHS ENDED MARCH 31, 2011 AND YEAR ENDED JUNE 30, 2010

	Common stock		dditional paid-in capital	Accumulated deficit before reentering development stage	Accumulated deficit from inception of reentering development stage	Accumulated other comprehensive income	Total
	Number	(Rmb)	(Rmb)	(Rmb)	(Rmb)	(Rmb)	(Rmb)

Balance as of June 30, 2009	50,155,000	408,864	1,214,118	(83,708,451)	(1,398,453)	2,931,799	(80,552,123)

Net loss for the year	-	-	-	-	(870,684)	-	(870,684)

Balance as of July 1, 2010	50,155,000	408,864	1,214,118	(83,708,451)	(2,269,137)	2,931,799	(81,422,807)

Net income (loss) for the period	-	-	-	-	(615,983)	635,095	19,112

Balance as of March 31, 2011	50,155,000	408,864	1,214,118	(83,708,451)	(2,885,120)	3,566,894	(81,403,695)

The financial statements should be read in conjunction with the accompanying notes.

COL CHINA ONLINE INTERNATIONAL INC.
(A Development Stage Company)
UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the nine months ended			Cumulative since reentering development stage on
	March 31, 2011		March 31, 2010	December 10, 2007 to March 31, 2011
	(US$)	(Rmb)	(Rmb)	(Rmb)
	(Illustrative only)
Cash Flows from Operating Activities:
Net loss	(93,447)	(615,983)	(584,197)	(2,885,120)

Adjustments to reconcile net loss to net cash used in operating activities:

Change in operating assets and liabilities:
Decrease in:
Rental deposits	-	-	-	23,608
Accounts payable and accrued expenses	(12,329)	(81,272)	(74,182)	(15,141)

Net cash used in operating activities	(105,776)	(697,255)	(658,379)	(2,876,653)

Cash Flows from Financing Activities:
Advances from 45.6% stockholder	103,088	679,534	653,719	2,776,443

Net cash provided by financing activities	103,088	679,534	653,719	2,776,443

Effect of Exchange Rate Changes on Cash	(249)	(1,635)	-	(3,685)

Net Decrease in Cash	(2,937)	(19,356)	(4,660)	(103,895)

Cash, beginning of period	7,151	47,133	33,857	131,672

Cash, end of period	4,214	27,777	29,197	27,777

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

The unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading. Information as of June 30, 2010 was derived from the audited financial statements of the Company for the year ended June 30, 2010. These financial statements have been prepared on the same basis as the annual financial statements.  These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2010, which was filed on October 13, 2010.  In the opinion of the directors, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company as of March 31, 2011, the results of its operations for the three-month period and nine-month period and cash flows for the nine-month period then ended, have been included.  The results of operations for the interim period are not necessarily indicative of the results for the full year.

The amounts included in the financial statements are presented in Renminbi (“Rmb”) because the Company’s activities are primarily conducted in the PRC.  For illustrative purposes, the condensed consolidated balance sheet as at March 31, 2011 and condensed consolidated statement of operations for the three and nine months ended March 31, 2011 and condensed consolidated statement of cash flows for the nine months ended March 31, 2011 have been translated into US dollars at approximately 6.59179 Rmb to the dollar.

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

In connection with the termination of substantially all of the Company’s operations on November 23, 2007, the Company effectively became a “shell company”.  Under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), a “shell company” is defined as a company that has (1) no or nominal operations; and (2) either: (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets.   Because the Company is now effectively a shell company, as defined under the Exchange Act, it is currently seeking to enter into a business combination with one or more yet to be identified privately held businesses.  The Board of Directors believes that the Company will be attractive to privately held companies interested in becoming publicly traded by means of a business combination with the Company, without offering their own securities to the public.

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

5.           Comprehensive Income

The Company accounts for comprehensive income in accordance with ASC Topic 220, Comprehensive Income.  ACS Topic 220 establishes standards for reporting comprehensive income and its components in financial statements.  Other comprehensive income, as defined therein, refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity. Other comprehensive income for the three and nine months ended March 31, 2011 and 2010 represented gain on foreign currency translation adjustments which have mainly arisen from the translation of the amount payable to our 45.6% stockholder which is denominated in the US dollars.

6.           Net Loss Per Share

Basic and diluted net loss per share is computed by dividing net loss by the weighted average number of shares of common stock outstanding.

7.	Payable to 45.6% Stockholder

The amount due to the 45.6% stockholder is unsecured, interest-free and repayable on demand. The fair value of the advance from the 45.6% stockholder is not practicable to be estimated.

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

There has been no change to the above loan condition during either of the nine-month periods ended March 31, 2011 and 2010. As at March 31, 2011 and June 30, 2010, the payable to Honview is convertible into 10,277,095 and 9,891,254 shares of the Company’s common stock, respectively.

8.	Commitments and Contingencies

As of March 31, 2011 and June 30, 2010, the Company had no material outstanding commitments or contingencies.

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

Migration operates in Hong Kong where the statutory tax rate is 16.5% for the three and nine months ended March 31, 2011 and 2010, respectively, on assessable income arising in Hong Kong. No Hong Kong profits tax has been provided for as Migration’s operations in Hong Kong incurred a loss for taxation purposes for the periods presented. Migration is exempt from any BVI income taxes under BVI International Business Act for its operations being located only in Hong Kong.

The Company has net operating losses carried forward for tax reporting purposes in the PRC amounting to Rmb2,564,693 as of March 31, 2011  and June 30, 2010. The tax losses will expire in five years after the losses were incurred. Full valuation allowances have been made as it is not probable that future taxable profit will be available against which the Company can utilize the benefit therefrom. No deferred income taxes are provided as there are no temporary differences between the tax and book basis of assets and liabilities due to the current status of the Company as a shell company.

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

Overview (continued)

In connection with the termination of substantially all of the Company’s operations on November 23, 2007, the Company effectively became a “shell company”. Under Rule 12b-2 of the Securities Exchange Act of 1934, as amended (the “Exchange Act”), a “shell company” is defined as a company that has (1) no or nominal operations; and (2) either: (a) no or nominal assets; (b) assets consisting solely of cash and cash equivalents; or (c) assets consisting of any amount of cash and cash equivalents and nominal other assets. Because the Company is now effectively a shell company, as defined under the Exchange Act, it is currently seeking to enter into a business combination with one or more yet to be identified privately held businesses. The Board of Directors believes that the Company will be attractive to privately held companies interested in becoming publicly traded by means of a business combination with the Company, without offering their own securities to the public.  The Board of Directors does not expect to restrict its search for business combination candidates to any particular geographical area, industry or industry segment, and may enter into a combination with a private business engaged in any line of business. The Company’s discretion is, as a practical matter, unlimited in the selection of a combination candidate.

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

Results of Operations for the Three and Nine Months Ended March 31, 2011

General and administrative expenses included salaries and other expenses. For the nine months ended March  31, 2011 and 2010, general and administrative expenses increased to Rmb615,983 (US$93,447) from Rmb584,197, and for the three months ended March 31, 2011 and 2010, general and administrative expenses increased to Rmb225,035 (US$34,139) from Rmb196,123 due to an increase in professional fees.

There was no revenue for the three-month or nine-month periods ended March 31, 2011 and March 31, 2010 due to the Company’s cessation of business since December 2007.

The foregoing revenues and expenses have resulted in net losses of Rmb225,035 (US$34,139), an increase from Rmb196,123 for the three months ended March 31, 2010, and in net losses of Rmb615,983 (US$93,447), an increase from Rmb584,197, for the nine months ended March 31, 2010. The Company expects to continue to incur non-operating expenses as a shell company.

The Company has recorded other comprehensive income of RmbNil for the three months ended March 31, 2011 and 2010, and other comprehensive income of Rmb635,095(US$96,346)for the nine months ended March 31, 2011, an increase from RmbNil, for the corresponding period in 2010, directly into the stockholders’ deficit. This comprehensive income for the nine months ended March 31, 2011 is mainly the result of unrealized gain on translation of United States dollar advances from Honview from US$ to Rmb on consolidation due to the appreciation of Rmb during the nine months ended March 31, 2011.

Liquidity and Capital Resources

As of March 31, 2011 and June 30, 2010, the Company had a negative working capital of Rmb110,354 (US$16,741) and Rmb178,894, respectively. As of March 31, 2011, advances from the 45.6% stockholder totaled Rmb81,293,341 (US$12,332,514) compared to Rmb81,243,913 as of June 30, 2010. The 45.6% stockholder has confirmed its intention to provide financial support to the Company.

Cash used in operating activities for the nine months ended March 31, 2011 was Rmb697,255 (US$105,776) as compared with Rmb658,379 for the nine months ended March 31, 2010.  The cash used in operations was to fund operating losses of Rmb615,983 (US$93,447) and Rmb584,197 for the nine months ended March 31, 2011 and 2010, respectively.

Cash flows from financing activities have generally come from advances by the 45.6% stockholder of the Company.  During the nine months ended March 31, 2011 and 2010, the 45.6% stockholder has advanced Rmb679,534 (US$103,088) and Rmb653,719, respectively.

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

There were no changes in the Company's internal controls over financial reporting (as such term is defined under Rules 13a-15(f) and 15d-15(f) under the Exchange Act) in connection with such evaluation that occurred during the period covered by this Report on Form 10-Q that has materially affected, or is reasonably likely to materially affect, the Company's internal control over financial reporting.

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

Date:  May 16, 2011

COL CHINA ONLINE INTERNATIONAL INC.
(Registrant)

By:
Chi Keung Wong
Chief Executive Officer and
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No. Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer