Form 10-K
period 2011-06-30
COL CHINA ONLINE INTERNATIONAL INC
filed 2011-09-28
CIK 1114274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – K

(MARK ONE)
[X]	ANNUAL REPORT UNDER SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 For the Fiscal Year Ended June 30, 2011.

OR

[ ]	TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934 FOR THE TRANSITION PERIOD FROM ______TO _______.

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
 ☐ Yes    ☒ No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.
 ☐Yes    ☒ No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.
 ☒ Yes    ☐ No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).
☐ Yes    ☒ No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.
 ☒ Yes    ☐ No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company.  See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer ☐	Accelerated filer ☐

Non-accelerated filer ☐ (Do not check if a smaller reporting company)	Smaller reporting company ☒

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). ☒ Yes    ☐ No

As of June 30, 2011, the aggregate market value of the voting stock held by non-affiliates of the issuer was approximately $197,750.  Because there is no public trading market for the issuer’s common stock, this calculation is based upon the sale price of $.05 per share of common stock sold in the Registrant’s initial public offering pursuant to a Registration Statement on Form SB-2/A declared effective by the U.S. Securities and Exchange Commission on February 8, 2001 (Registration No. 333-32908).  Without asserting that any director or executive officer of the issuer, or the beneficial owner of more than five percent of the issuer’s common stock, is an affiliate, the shares of which they are the beneficial owners have been deemed to be owned by affiliates solely for this calculation.

The number of shares of the registrant’s common stock, par value $.001 per share, outstanding as of September 21, 2011 was 50,155,000.

Documents Incorporated By Reference.  None.

COL China Online International Inc.
10-K for the Year Ended June 30, 2011

-i-

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

Termination of Operations – Because the Company’s past business model was not successful, the Company developed a new business model in late 2003.  From late 2003 through mid-2007, the Company focused on the business of providing internet and telecommunication convergence solutions to its customers.  However, the majority of the Company’s business activities were suspended effective July 2007, and all of the Joint Venture’s and the Company’s operations were discontinued upon expiration of the Joint Venture’s business license on December 10, 2007.  The Company had used the amounts collected from its accounts receivable and deposits paid to pay any outstanding liabilities or accounts payable, and does not expect that there will be any assets left to distribute to the parties of the Joint Venture or stockholders of the Company.  For further information regarding the Company’s Plan of Operations following the termination of its business, see Part II, Item 7 “Management’s Discussion and Analysis or Plan of Operation” below.

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

Exchange Rate

In this report, references to “U.S. dollars,” “US$” or “$” are to U.S. currency and references to “Renminbi,” “RMB” or “Rmb” are to China’s currency.  Solely for the convenience of the reader, this report contains translations of certain Renminbi amounts into U.S. dollars at specified rates.  These translations should not be construed as representations that the Renminbi amounts actually represent such U.S. dollar amounts or could be converted into U.S. dollars at the rate indicated.  The Rmb is not a freely convertible security.  Unless otherwise stated, conversion of amounts from Renminbi into United States dollars for the convenience of the reader has been made at the exchange rate of US$1.00 = Rmb6.4630, which was close to the exchange rate on June 30, 2011 and is not expected to have a material effect on the Company’s financial statements.

The following table sets forth certain information concerning exchange rates between Renminbi and U.S. dollars for the periods indicated:

Calendar Year	Period End	Average	High	Low
	(Rmb per US$)
2002	8.2771	8.2769	8.2774	8.2765
2003	8.2776	8.2774	8.2800	8.2767
2004	8.2866	8.2871	8.2870	8.2468
2005	8.2865	8.2869	8.2868	8.2365
2006	8.0353	8.0807	8.2666	7.9665
2007	7.6248	7.8285	7.9950	7.6035
2008	6.8718	7.2793	7.6035	6.8421
2009	6.8448	6.8482	6.8881	6.7480
2010	6.8367	6.8347	6.8336	6.7471
2011(through June)	6.4630	6.6189	6.7948	6.4593

Research and Development

In the years ended June 30, 2011 and June 30, 2010, the Company did not incur any research and development costs.

Employees

As of June 30, 2011, neither the Company nor the Joint Venture had any employees, as all positions were terminated in connection with the winding up of the business of the Company and Joint Venture.

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

Disclosure Regarding Forward-Looking Statements and Cautionary Statements

This Annual Report on Form 10-K includes “forward-looking statements” that involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions.  When used in this document, the words “expects”, “anticipates”, “intends” and “plans” and similar expressions are intended to identify certain of these forward-looking statements.  All statements other than statements of historical fact included in this Annual Report, including without limitation under Item 1:  “Business” and Item 7:  “Management’s Discussion and Analysis of Financial Condition and Results of Operations,” regarding our financial position, business strategy, plans and objectives of our management for future operations and capital expenditures, and other matters, are forward-looking statements.  Although we believe that the expectations reflected in such forward-looking statements and the assumptions upon which the forward-looking statements are based are reasonable, we can give no assurance that such expectations will prove to have been correct.

Our actual results could differ materially from those discussed in this document.  Statements concerning important factors that could cause actual results to differ materially from our expectations are disclosed below under “Risk Factors” and elsewhere in this Annual Report.  The risk factors below and all other cautionary statements made in this document should be read as being applicable to, and qualified by, all forward-looking statements in this document and to all other written and oral forward-looking statements attributable to the Company or persons acting on our behalf subsequent to the date of this Annual Report

Item 1A.                      Risk Factors

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

Our continued existence is largely dependent upon the support of Honview International Limited.  As of June 30, 2011, Honview owns approximately 45.6 percent of our outstanding shares of common stock.  To date, Honview has continued to financially support the Company.  Pursuant to a Loan Agreement, Honview agreed to lend Migration its cash needs, from time to time, at any time until January 1, 2004 up to an aggregate principal amount of US$8 million.  In addition, Honview has continued to financially support the Company even after the period specified in the Loan Agreement.  As of June 30, 2011, advances from Honview totaled Rmb81,146,782(US$12,555,590).

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

Item 1B.          Unresolved Staff Comments.

Not Applicable.

Item 2.             Properties.

The Company maintains an office in the United States at 3176 South Peoria Court, Suite 100, Aurora, Colorado 80014 through the Company’s North American representative.  The cost is included in the $1,000 per month paid to the representative and this arrangement may be cancelled at any time.  The Joint Venture also had a two-and-a-half-year lease that expired on April 24, 2008 on an approximately 7,000 square foot office in Shanghai.  During the year, the Company shared the office with other parties and only paid for its share of the office.  The total rent paid by the Company for the year ended June 30, 2008 was Rmb55,300 (US$8,047).  Management did not renew the lease upon its expiration in April 2008 and therefore has had no rent expense for either of the years ended June 30, 2010 and June 30, 2011.

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

There is no established public trading market for any of the Company’s securities, and management does not expect that, and there is no assurance that, a trading market will develop.  As of September 21, 2011 the Company had approximately 33 stockholders of record.

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

None.

Recent Sales of Unregistered Securities; Use of Proceeds From Registered Securities

None.

Purchases of Equity Securities by the Issuer and Affiliated Purchasers

None.

Item 6.             Selected Financial Data.

Not Applicable.

Item 7.	Management’s Discussion and Analysis of Financial Condition and Results of Operations.

The following discussion includes forward-looking statements.  Such statements are described in the section entitled “Discussion Regarding Forward-Looking Statements and Cautionary Statements”.

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

Results of Operations

General and administrative expenses for continuing operations included salaries, professional fees and other expenses. For the years ended June 30, 2011 and 2010, general and administrative expenses increased to Rmb880,484(US$136,235) from Rmb870,684 respectively. No general and administrative expenses are incurred for discontinued operations for the years ended June 30, 2011 and 2010 due to the Company’s full cessation of operations in the Joint Venture.

No revenues were earned for the years ended June 30, 2011 and  June 30, 2010.

Results of Operations (continued)

The Company has not recognized any future tax benefits resulting from its operating losses due to the uncertainty of future realization. No share of loss has been absorbed by the minority shareholder of the Joint Venture for the years ended June 30, 2011 and 2010 as its initial capital contribution was fully absorbed.

The foregoing revenues and expenses have resulted in net losses of Rmb880,484(US$136,235) and Rmb870,684 for the years ended June 30, 2011 and 2010, respectively. The Company expects to continue to incur non-operating expenses as a shell company.

The Company has recorded other comprehensive income of Rmb958,429(US$148,295) and RMB NIL for the years ended June 30, 2011 and 2010, respectively, directly into the Stockholders’ deficit. This comprehensive income is the result of an unrealized gain on translation of United States dollar advances from the 45.6% stockholder, Honview International Limited, from US$ to Rmb on consolidation. The increase in comprehensive income is because of the appreciation of Rmb over the US$ during the year ended June 30, 2011.

Liquidity and Capital Resources

As of June 30, 2011 and June 30, 2010, the Company had a negative working capital of Rmb198,080(US$30,649) and Rmb178,894, respectively. As of June 30, 2011, advances from the 45.6% stockholder totaled Rmb81,146,782(US$12,555,590) compared to advances from the 45.6% stockholder of Rmb81,243,913 as of June 30, 2010. The 45.6% stockholder has committed to provide financial support to the Company.

Cash used in operating activities for the year ended June 30, 2011 was Rmb875,169(US$135,413) as compared with Rmb846,171 for the year ended June 30, 2010. The cash used in operations was to fund operating losses of Rmb880,484(US$136,235) and Rmb870,684 for the years ended June 30, 2011 and 2010, respectively.

Cash flows from financing activities have generally come from advances by the 45.6% stockholder of the Company. During the years ended June 30, 2011 and 2010, the 45.6% stockholder has advanced Rmb853,769(US$132,101) and Rmb859,447, respectively.

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

The critical accounting policies and use of estimates are discussed in the annual consolidated financial statements and notes included in this Form 10-K, which includes audited consolidated financial statements for the fiscal years ended June 30, 2011 and 2010.

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

Item 9.            Changes in and Disagreements with Accountants on Accounting and Financial Disclosure

See Item 14 below, incorporated herein by reference.

Item 9A.         Controls and Procedures

The Company’s management, with the participation of the Principal Executive Officer and Principal Financial Officer, evaluated the effectiveness of the Company’s disclosure controls and procedures (as defined in Rules 13a-15(e) and 15d-15(e) under the Securities Exchange Act of 1934, as amended) over financial reporting as of the end of the period covered by this report (the “Evaluation Date”).  Based on this evaluation, our management, with the participation of the Principal Executive Officer and Principal Financial Officer, concluded that, as of the Evaluation Date, our disclosure controls and procedures over financial reporting were effective.   [Check Item  9A re “end”]

Management’s Annual Report on Internal Control Over Financial Reporting

The Company’s management, including our Principal Executive Officer and Principal Financial Officer, is responsible for establishing and maintaining adequate internal control over financial reporting (as defined in Rule 13a-15(f) under the Exchange Act) for the Company. The Company’s internal control over financial reporting is a process designed to provide reasonable assurance regarding the reliability of financial reporting and the preparation of financial statements for external purposes in accordance with accounting principles generally accepted in the United States.  Specifically, our internal control over financial reporting includes those policies and procedures that:

●	Pertain to the maintenance of records that, in reasonable detail, accurately and fairly reflect the transactions and dispositions of our assets;

●	Provide reasonable assurance that transactions are recorded as necessary to permit preparation of financial statements in accordance with generally accepted accounting principles, and that our receipts and expenditures are being made only in accordance with authorizations by our management and/or directors; and

●	Provide reasonable assurance regarding prevention or timely detection of unauthorized acquisition, use or disposition of our assets that could have a material effect on the financial statements.

Because of its inherent limitations, internal control over financial reporting may not prevent or detect misstatements.  Therefore, even those systems determined to be effective can provide only reasonable assurance of achieving their control objectives.

Under the supervision and with the participation of our management, including our Principal Executive Officer and Principal Financial Officer, we conducted an evaluation of the effectiveness of our internal control over financial reporting based on the framework created by the Committee of Sponsoring Organizations of the Treadway Commission (the “COSO Framework”).  Based on this evaluation, management concluded that our internal control over financial reporting was effective as of June 30, 2011.

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

Name	Age	Position with COL International
Kam Che Chan	62	Chairman of the Board of Directors
Chi Keung Wong	73	Chief Executive Officer, Chief Financial Officer and Chief Operating Officer
Anthony Ng	62	Director and Secretary
Paul Wong	61	Director
Qi Yu Zhang	53	Director

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

Section 16(a) Beneficial Ownership Reporting Compliance

Section 16(a) of the Exchange Act requires the Company’s directors, executive officers and holders of more than 10% of the Company’s common stock to file with the Securities and Exchange Commission initial reports of ownership and reports of changes in ownership of common stock and other equity securities of the Company.  The Company believes that during the year ended June 30, 2011, its officers, directors and holders of more than 10% of the Company’s common stock complied with all Section 16(a) filing requirements.  In making these statements, the Company has relied solely upon its review of copies of the Section 16(a) reports filed for the fiscal year ended June 30, 2011 on behalf of the Company’s directors, officers and holders of more than 10% of the Company’s common stock.

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

Summary Compensation Table

							Nonqualified
						Non-Equity	Deferred
				Stock	Option	Incentive Plan	Compensation	All Other
Name and Principal		Salary ($)	Bonus ($)	Award	Awards	Compensation	Earnings	Compensation	Total
Position	Year	(1)	(2)	($)	($)	($)(3)	($)(3)	($)(4)	($)

Chi Keung Wong,	2011	$69,230							$69,230
Chief Executive Officer,	2010	$61,538							$61,538
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

Outstanding Equity Awards

None.

Item 12.          Security Ownership of Certain Beneficial Owners and Management and Related Stockholder Matters

Equity Compensation Plan Information

As of June 30, 2011, there are no equity securities authorized for issuance under any compensation plan.

Security Ownership of Certain Beneficial Owners and Management

As of September 21, 2011, there were 50,155,000 shares of common stock outstanding.  The following table sets forth certain beneficial ownership information as of September 21, 2011, by each executive officer and director, by all executive officers and directors as a group, and by each other person known by us to be the beneficial owner of more than five percent of the common stock:

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

Pursuant to a Loan Agreement dated October 10, 2000, Honview agreed to lend Migration its cash needs, from time to time, at any time until January 1, 2004 up to an aggregate principal amount of US$8 million.  As of June 30, 2004, advances from Honview totaled Rmb71,059,244 (US$8,574,371).  As a result of Migration becoming a wholly-owned subsidiary of COL International, any amounts loaned from Honview prior to February 8, 2001, the effective date of the registration statement related to COL International’s initial public offering, may be paid at the option of Honview, by converting, at any time after October 10, 2001, part or all the unpaid principal amount of the loan into shares of COL International’s common stock, at a price equal to the greater of $1.20 per share or 90 percent of the average weighted trading price of the common stock for the 20 trading days preceding the date of notice of exercise of conversion.  Any amounts loaned from Honview after the effective date of that registration statement may be paid, at the option of Honview, by converting, at any time after October 10, 2001, part or all the unpaid principal amount of the loan into shares of COL International’s common stock, at a price equal to the greater of $1.20 per share or 110 percent of weighted average trading price of common stock for the 20 trading days preceding the date of the loan. Since 2001, there were additional advances from Honview to COL. As of June 30, 2011, the total advances owed to Honview as of June 30, 2011 equaled Rmb81,146,782(US$12,555,590).

Except as discussed above, during the past two fiscal years there were no transactions between COL International and its directors, executive officers or known holders of more than five percent of the common stock, or transactions by COL International in which any of the foregoing persons had a direct or indirect material interest, in which the amount involved exceeded the lesser of $120,000 or 1% of the average of COL International’s total assets at year-end for the last two completed fiscal years, except for advances from Honview to COL International which resulted in total amounts owed to Honview of Rmb 81,146,782 ($12,555,590) for the year ended June 30, 2011, and Rmb 81,243,913 for the year ended June 30, 2010.

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

Item 14.          Principal Accountant Fees and Services

Currently, the Company has selected Mazars CPA Limited (“Mazars”) as its independent registered public accounting firm for the fiscal year ended June 30, 2011.  During the two most recent fiscal years and prior to its selection as independent accountants, Mazars had not been consulted by the Company on any of the matters referenced in Regulation S-K Item 304(a)(2)(i) or (ii).

Audit Fees

Mazars billed the Company $41,558 for the year ended June 30, 2011, and US$41,410 for the year ended June 30, 2010, for professional services rendered for the audit of the Company’s annual financial statements and review of financial statements included in the Company’s Forms 10-Q, and for services normally provided by independent accountants in connection with statutory and regulatory filings or engagements for those fiscal years.

Audit-Related Fees

For the years ended June 30, 2011 and June 30, 2010, Mazars did not provide the Company with any services for assurance and related services that are reasonably related to the performance of the audit or review of the Company’s financial statements and are not reported above under “—Audit Fees.”

Tax Fees

For the years ended June 30, 2011 and June 30, 2010, Mazars did not provide the Company with professional services for tax compliance, tax advice, and tax planning.

All Other Fees

For the years ended June 30, 2011 and June 30, 2010, Mazars did not bill the Company for products and services other than those described above.

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

PART IV

Item 15.          Exhibits and Financial Statement Schedules

See the audited financial statements for the year ended June 30, 2011 following the signature page, which are incorporated herein.

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

COL CHINA ONLINE INTERNATIONAL INC.

Date: September 28, 2011	By: /s/ Chi Keung Wong
Chi Keung Wong,
Chief Executive Officer and Chief Financial Officer (Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date	Signatures
September 28, 2011	/s/ Kam Che Chan Kam Che Chan, Director
September 28, 2011	/s/ Anthony Ng Anthony Ng, Director
September 28, 2011	/s/ Paul Wong Paul Wong, Director
September 28, 2011	/s/ Qi Yu Zhang Qi Yu Zhang, Director

COL CHINA ONLINE INTERNATIONAL INC. AND ITS SUBSIDIARIES
(A Development Stage Company)

Index to Consolidated Financial Statements

—INDEX—

Page(s)

Report of Independent Registered Public Accounting Firm	F-2

Consolidated Financial Statements:

Consolidated Balance Sheets For the years ended June 30, 2011 and 2010	F-3

Consolidated Statements of Operations For the years ended June 30, 2011 and 2010	F-4

Consolidated Statements of Changes in Stockholders’ Deficit For the years ended June 30, 2011 and 2010	F-5

Consolidated Statements of Cash Flows For the years ended June 30, 2011 and 2010	F-6

Notes to Consolidated Financial Statements	F-7 – F-14

REPORT OF INDEPENDENT REGISTERED
PUBLIC ACCOUNTING FIRM

To the Board of Directors and the Stockholders
COL China Online International Inc.
(A Development Stage Company incorporated in Delaware)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of COL China Online International Inc. and its subsidiaries (the “Company”) as of June 30, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders’ deficit and cash flows for each of the years then ended, and for the period from December 10, 2007 (inception of reentering the development stage) to June 30, 2011.  These consolidated financial statements are the responsibility of the Company’s management.  Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

In our opinion, the consolidated financial statements referred to above present fairly, in all material respects, the financial position of the Company as of June 30, 2011 and 2010, and the results of its operations and its cash flows for each of the years then ended and for the period from December 10, 2007 (inception of reentering the development stage) to June 30, 2011, in conformity with U.S generally accepted accounting principles.

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

Mazars CPA Limited
Certified Public Accountants
Hong Kong

COL CHINA ONLINE INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED BALANCE SHEETS

	Note	June 30, 2011		June 30, 2010
		(US$)	(Rmb)	(Rmb)
ASSETS		(Illustrative only)

Current Assets:
Cash		3,600	23,267	47,133
Rental deposits		3,249	21,000	21,000

Total current assets		6,849	44,267	68,133

Total Assets		6,849	44,267	68,133

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses		37,498	242,347	247,027

Total current liabilities		37,498	242,347	247,027

Non-Current Liabilities:
Payable to related party with convertible option	4	12,555,590	81,146,782	81,243,913

Total non-current liabilities		12,555,590	81,146,782	81,243,913

Commitments and contingencies	6	-	-	-

Stockholders’ Deficit:
Common stock, US$0.001 par value, 100,000,000 shares authorized and 50,155,000 shares issued, outstanding		63,262	408,864	408,864
Additional paid-in capital		187,857	1,214,118	1,214,118
Accumulated deficit before reentering development stage		(12,951,950)	(83,708,451)	(83,708,451)
Accumulated deficit from inception of reentering development stage		(487,331)	(3,149,621)	(2,269,137)
Other comprehensive income		601,923	3,890,228	2,931,799

Total stockholders’ deficit		(12,586,239)	(81,344,862)	(81,422,807)

Total Liabilities and Stockholders’ Deficit		6,849	44,267	68,133

The accompany notes are an integral part of these consolidated financial statements.

COL CHINA ONLINE INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF OPERATIONS

		For the year ended
		June 30, 2011			June 30, 2010	Cumulative since reentering development stage December 10, 2007 to June 30, 2011
		(US$)		(Rmb)	(Rmb)	(Rmb)
	Note	(Illustrative only)

CONTINUING OPERATIONS
General and administrative expenses		(136,235)		(880,484)	(870,684)	(3,053,241)

LOSS FROM CONTINUING OPERATIONS		(136,235)		(880,484)	(870,684)	(3,053,241)

DISCONTINUED OPERATIONS	5

Loss attributable to discontinued operations		-		-	-	(96,380)

NET LOSS		(136,235	) )	(880,484)	(870,684)	(3,149,621)

Other comprehensive income		148,295		958,429	-	1,994,484

TOTAL COMPREHENSIVE INCOME (LOSS)		12,060)		77,945	(870,684)	(1,155,137)

Basic and Fully Diluted Loss Per Share	2

Loss from continuing operations		(0.0027)		(0.0176)	(0.0174)	(0.0609)

Loss from discontinued operations		-		-	-	(0.0019)

Weighted Average Common Stock Outstanding		50,155,000		50,155,000	50,155,000	50,155,000

The accompany notes are an integral part of these consolidated financial statements.

COL CHINA ONLINE INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT
FOR THE YEARS ENDED JUNE 30, 2010 AND 2011

	Common stock		Additional paid-in capital	Accumulated deficit before reentering development stage	Accumulated deficit from inception of reentering development stage	Accumulated other comprehensive income	Total
	Number	(Rmb)	(Rmb)	(Rmb)	(Rmb)	(Rmb)	(Rmb)

Balances, July 1, 2009	50,155,000	408,864	1,214,118	(83,708,451)	(1,398,453)	2,931,799	(80,552,123)

Net loss	-	-	-	-	(870,684)	-	(870,684)

Other comprehensive income	-	-	-	-	-	-	-

Balances, June 30, 2010	50,155,000	408,864	1,214,118	(83,708,451)	(2,269,137)	2,931,799	(81,422,807)

Net loss	-	-	-	-	(880,484)	-	(880,484)
Other comprehensive income	-	-	-	-	-	958,429	958,429
Balances, June 30, 2011	50,155,000	408,864	1,214,118	(83,708,451)	(3,149,621)	3,890,228	(81,344,862)

The accompany notes are an integral part of these consolidated financial statements.

COL CHINA ONLINE INTERNATIONAL INC.
(A Development Stage Company)
CONSOLIDATED STATEMENTS OF CASH FLOWS

	for the year ended june 30, 2011		for the year ended june 30, 2010	Cumulative since reentering development stage December 10, 2007 to June 30, 2011
	(US$)	(Rmb)	(Rmb)	(Rmb)
	(Illustrative only)
Cash Flows from Operating Activities:
Net loss	(136,235)	(880,484)	(870,684)	(3,149,621)
Adjustments to reconcile net loss to net cash used in operating activities:
Change in operating assets and liabilities:
Decrease in:
Rental deposits	-	-	-	23,608
Increase in:
Accounts payable and accrued expenses	823	5,315	24,513	71,446

Net cash used in operating activities	(135,412)	(875,169)	(846,171)	(3,054,567)

Cash Flows from Financing Activities:
Advances from 45.6% stockholder	132,101	853,769	859,447	2,950,678

Net cash provided by financing activities	132,101	853,769	859,447	2,950,678

Effect Of Exchange Rate Changes On Cash	(382)	(2,466)	-	(4,516)

Net INCREASE (Decrease) In Cash	(3,693)	(23,866)	13,276	(108,405)

Cash, beginning of year	7,293	47,133	33,857	131,672

Cash, end of year	3,600	23,267	47,133	23,267

The accompany notes are an integral part of these consolidated financial statements.

COL CHINA ONLINE INTERNANTIONAL INC.
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

Basis of Accounting - The amounts included in the financial statements are presented in Renminbi (“Rmb”).  For illustrative purposes, the consolidated balance sheet as of June 30, 2011, consolidated statement of operations and consolidated statement of cash flows for the year then ended have been translated into US dollars at Rmb6.4630 to the US dollar, which approximates the prevailing exchange rate at June 30, 2011. No representation is made that the US dollar amounts could have been, or could be, converted into Rmb at that rate on June 30, 2011 or at any other date.

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

COL CHINA ONLINE INTERNANTIONAL INC.
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

Comprehensive Income (Loss) - The Company accounts for comprehensive income in accordance with ASC Topic 220, Comprehensive Income.  ACS Topic 220 establishes standards for reporting comprehensive income and its components in financial statements.  Comprehensive income, as defined therein, refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity.  Other comprehensive income for the year ended June 30, 2011 represented gain on foreign currency translation adjustments which are mainly arisen from the amount payable to the 45.6% stockholder.

Net Loss Per Share - Basic and diluted net loss per share is computed by dividing net loss for continuing and discontinued operations by the weighted average number of common stock outstanding.

Pursuant to the Company’s 2000 Stock Option Plan, options may be granted to purchase an aggregate of 4,000,000 shares of common stock to key employees and other persons who have or are contributing to the Company’s success.  As of June 30, 2010 and 2011, no options had been granted under the 2000 plan.

Pursuant to a loan agreement as more fully explained in note 4 , the amount payable to the majority stockholder can be convertible into 10,462,992 and 9,891,254 shares of the common stock of the Company as at 30 June 2011 and 2010, respectively. The potential conversion of the common stock is not included in the computation of dilutive net loss per share as the impact would be anti-dilutive.

COL CHINA ONLINE INTERNANTIONAL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

2.           Significant Accounting Policies (Continued)

Recent Accounting Pronouncements

As of the date of this annual report is filed, there are no recently issued accounting pronouncements which adoption would have a material impact on the Company’s financial statements.

COL CHINA ONLINE INTERNANTIONAL INC.
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

COL CHINA ONLINE INTERNANTIONAL INC.
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

4 .	Payable To Related Party

	June 30, 2011		June 30, 2010
	(US$)	(Rmb)	(Rmb)
	(Illustrative Only)

Due to Honview, the 45.6% stockholder	12,555,590	81,146,782	81,243,913

The amount payable to related party is without interest or collateral and has no fixed repayment term. The 45.6% stockholder has confirmed in writing that it would not demand repayment within the next twelve months. Pursuant to the Loan Agreement, Honview International Limited, the 45.6% stockholder of the Company, agreed to lend Migration its cash needs, from time to time, at any time until January 1, 2004 up to an aggregate principal amount of US$8 million.  As a result of Migration becoming a wholly owned subsidiary of the Company, any amounts loaned from Honview prior to February 8, 2002, the effective date of the registration statement related to the Company’s initial public offering, may be paid at the option of Honview, by converting, at any time after October 10, 2002, part or all the unpaid principal amount of the loan into shares of the Company’s common stock, at a price equal to the greater of $1.20 per share or 90 percent of the average weighted trading price of the common stock for the 20 trading days preceding the date of notice of exercise of conversion.  Any amounts loaned from Honview after February 8, 2002 may be paid, at the option of Honview, by converting, at any time after October 10, 2002, part or all the unpaid principal amount of the loan into shares of the Company’s common stock, at a price equal to the greater of $1.20 per share or 110 percent of weighted average trading price of common stock for the 20 trading days preceding the date of the loan.

There has been no change to the above loan condition during the years ended June 30, 2011 and 2010. As at June 30, 2011 and 2010, the payable to Honview is convertible into 10,462,992  and       9,891,254 shares of the Company’s common stock, respectively. In addition, during the year, Honview has undertaken to make available adequate funds to the Company as and when required to maintain the Company as a going concern.

COL CHINA ONLINE INTERNANTIONAL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

 5.           Discontinued Operations

Following the termination of operations as more fully explained in note 3, the results of the Joint Ventures representing the Company’s discontinued operations for the years ended June 30, 2011 and 2010 are summarized as follows:

	For the year ended
	June 30, 2011		June 30, 2010	Cumulative since reentering development stage December 10, 2007 to June 30, 2011
	(US$)	(Rmb)	(Rmb)	(Rmb)
	(Illustrative only)

Operating expenses:
General and administrative expenses	-	-	-	(118,430)

Other income	-	-	-	22,050

Net loss attributable to discontinued operations	-	-	-	(96,380)

COL CHINA ONLINE INTERNANTIONAL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

6.	Commitments and Contingencies

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

ii)	There was no commitment nor litigation brought against the Company as of June 30, 2011 and 2010.

7.	Taxes

COL China Online International Inc. and its subsidiaries are subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate.

The Joint Venture, which was established in the PRC, is subject to the PRC income taxes at a rate of 25%. No PRC income tax has been provided for in the financial statements as the Joint Venture in the PRC either incurred a loss or has no assessable profits for the periods presented.

Migration operates in Hong Kong where the statutory tax rate is 16.5% for the years ended June 30, 2011 and 2010, respectively, on assessable income arising in Hong Kong. No Hong Kong profits tax has been provided for as Migration’s operations in Hong Kong has no assessable profits for the periods presented. Migration is exempt from any BVI income taxes under BVI International Business Act for its operations being located only in Hong Kong.

The Company has net operating losses carry forward for tax reporting purposes in the PRC amounting to Rmb665,740 and Rmb2,564,693 as of June 30, 2011 and 2010 respectively. The tax losses will expire in five years after the losses were incurred. Full valuation allowances have been made as it is not probable that future taxable profit will be available against which the Company can utilize the benefit therefrom. No deferred income taxes are provided as there are no temporary differences between the tax and book basis of assets and liabilities due to the current status of the Company as a shell company.

COL CHINA ONLINE INTERNANTIONAL INC.
(A Development Stage Company)
NOTES TO CONSOLIDATED FINANCIAL STATEMENTS

8.	Employee Costs

The Company did not have full-time employees and outstanding pension obligations following the cessation of principal business in December 2007.

Exhibit List

The following is a complete list of Exhibits filed as part of this Report on Form 10-K, which Exhibits are incorporated herein.

Number	Description

2.1	Stock Exchange Agreement between and among Migration Developments Limited, the Company and the stockholders of Migration Developments Limited dated June 8, 2000 (1)

3.1	Certificate of Incorporation filed with the Delaware Secretary of State effective as of February 22, 2000 (1)

3.2	Certificate of Amendment to the Certificate of Incorporation filed with the Delaware Secretary of State effective as of April 3, 2000 (1)

3.3	Amended and Restated Bylaws (4)

3.4	Sino-Foreign Joint Venture Contract (2) (1)

3.5	Articles of Association of the Sino-Foreign Joint Venture (1)

4.1	Specimen Common Stock Certificate (1)

10.1	Joint Venture Business License (2) (1)

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