Form 10-Q
period 2011-09-30
COL CHINA ONLINE INTERNATIONAL INC
filed 2011-11-21
CIK 1114274

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

☒     QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended September 30, 2011

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

Yes     ☒      No     ☐

As of September 30, 2011, the registrant had outstanding 50,155,000 shares of its common stock, par value $0.001.

TABLE OF CONTENTS

PAGE

PART I - FINANCIAL INFORMATION

ITEM 1. FINANCIAL STATEMENTS

Condensed Consolidated Balance Sheets at September 30, 2011 (Unaudited) and June 30, 2011	3

Unaudited Condensed Consolidated Statements of Operations for the three months ended September 30, 2011 and 2010	4

Unaudited Consolidated Statements of Changes in Stockholders’ deficit for the three months ended September 30, 2011 and year ended June 30, 2011	6

Unaudited Condensed Consolidated Statements of Cash Flows for the three months ended September 30, 2011 and 2010	7

Notes to Financial Statements	8

ITEM 2. MANAGEMENT’S DISCUSSION AND ANALYSIS OF FINANCIAL CONDITION AND	11
RESULTS OF OPERATIONS

ITEM 3. QUANTITATIVE AND QUALITATIVE DISCLOSURES ABOUT MARKET RISK	13

ITEM 4. CONTROLS AND PROCEDURES	13

PART II - OTHER INFORMATION

ITEM 6. EXHIBITS	15

SIGNATURES	15

PART I – FINANCIAL INFORMATION

Item 1.  Financial Statements

COL CHINA ONLINE INTERNATIONAL INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

		September 30, 2011 (Unaudited)		June 30, 2011
	Note	(US$)	(Rmb)	(Rmb)
ASSETS		(Illustrative
		only)
Current Assets:
Cash		4,652	29,720	23,267
Rental deposits		3,288	21,000	21,000

Total Assets		7,940	50,720	44,267

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses		47,109	300,955	242,347

Total current liabilities		47,109	300,955	242,347

Non-Current Liabilities:
Payable to related party with convertible option	7	12,697,295	81,117,051	81,146,782

Total non-current liabilities		12,697,295	81,117,051	81,146,782

COMMITMENTS AND CONTINGENCIES	8	—	—	—

Stockholders’ Deficit:
Common stock, US$0.001 par value, 100,000,000 shares authorized and 50,155,000 shares issued, outstanding		64,000	408,864	408,864
Additional paid-in capital		190,047	1,214,118	1,214,118
Accumulated deficit before reentering development stage		(13,102,928)	(83,708,451)	(83,708,451)
Accumulated deficit from inception of reentering development stage		(527,375)	(3,369,150)	(3,149,621)
Other comprehensive income		639,792	4,087,333	3,890,228

Total stockholders’ deficit		(12,736,464)	(81,367,286)	(81,344,862)

Total Liabilities and Stockholders’ Deficit		7,940	50,720	44,267

The financial statements should be read in conjunction with the accompanying notes.

COL CHINA ONLINE INTERNATIONAL INC.

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

	For the three months ended			Cumulative since reentering development stage on
	September 30, 2011		September 30, 2010	December 10, 2007 to September 30, 2011
	(US$)	(Rmb)	(Rmb)	(Rmb)
	(Illustrative
	only)

General and administrative expenses	(34,363)	(219,529)	(193,193)	(3,369,150)

NET LOSS	(34,363)	(219,529)	(193,193)	(3,369,150)

Other comprehensive income, before tax: Foreign exchange translation adjustments	30,853	197,105	368,200	2,191,589

Income tax expense related to other comprehensive income	—	—	—	—

Other comprehensive income, net of tax	30,853	197,105	368,200	2,191,589

INCOME	(3,510)	(22,424)	175,007	(1,177,561)

The financial statements should be read in conjunction with the accompanying notes.

COL CHINA ONLINE INTERNATIONAL INC.

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		For the three months ended			Cumulative since reentering development stage on
		September 30, 2011		September 30, 2010	December 10, 2007 to September 30, 2011
	Note	(US$)	(Rmb)	(Rmb)	(Rmb)
		(Illustrative)
		only
Basic and Diluted Loss Per Share	6

Loss per share of common stock		(0.0007)	(0.0044)	(0.0039)	(0.0672)

Weighted Average Common Stock Outstanding – basic and diluted		50,155,000	50,155,000	50,155,000	50,155,000

The financial statements should be read in conjunction with the accompanying notes.

COL CHINA ONLINE INTERNATIONAL INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE THREE MONTHS ENDED SEPTEMBER 30, 2011 AND YEAR ENDED JUNE 30, 2011

	Common stock		Additional paid-in capital	Accumulated deficit before reentering development stage	Accumulated deficit from inception of reentering development stage	Accumulated other comprehensive income
	Number	(Rmb)	(Rmb)	(Rmb)	(Rmb)	(Rmb)

Balance as of July 1, 2010	50,155,000	408,864	1,214,118	(83,708,451)	(2,269,137)	2,931,799
Net loss for the year	—	—	—	—	(880,484)	—
Other comprehensive income	—	—	—	—	—	958,429

Balance as of July 1, 2011	50,155,000	408,864	1,214,118	(83,708,451)	(3,149,621)	3,890,228
Net loss for the period (unaudited)	—	—	—	—	(219,529)	—

Other comprehensive income (unaudited)	—	—	—	—	—	197,105

Balance as of September 30, 2011 (unaudited)	50,155,000	408,864	1,214,118	(83,708,451)	(3,369,150)	4,087,333

The financial statements should be read in conjunction with the accompanying notes.

COL CHINA ONLINE INTERNATIONAL INC.

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the three months ended			Cumulative since reentering development stage on
	September 30, 2011		September 30, 2010	December 10, 2007 to September 30, 2011
	(US$)	(Rmb)	(Rmb)	(Rmb)
	(Illustrative
Cash Flows from Operating Activities:	only)
Net loss	(34,363)	(219,529)	(193,193)	(3,369,150)

Adjustments to reconcile net loss to net cash used in operating activities:

Change in operating assets and liabilities:
Decrease in:
Rental deposits	-	-	-	23,608
Increase in:
Accounts payable and accrued expenses	9,489	60,619	72,326	132,065

Net cash used in operating activities	(24,874)	(158,910)	(120,867)	(3,213,477)

Cash Flows from Financing Activities:
Advances from 45.6% stockholder	25,921	165,599	118,901	3,116,277

Net cash provided by financing activities	-	-	-	-

Effect of Exchange Rate Changes on Cash	(37)	(236)	(944)	(4,752)

Net Increase (Decrease) in Cash	1,010	6,453	(2,910)	(101,952)

Cash, beginning of period	3,642	23,267	47,133	131,672

Cash, end of period	4,652	29,720	44,223	29,720

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

The unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  Information as of June 30, 2011 was derived from the audited financial statements of the Company for the year ended June 30, 2011. These financial statements have been prepared on the same basis as the annual financial statements.  These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011, which was filed on September 28, 2011.  In the opinion of the directors, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company as of September 30, 2011 and the results of its operations and cash flows for the three-month period then ended, have been included.  The results of operations for the interim period are not necessarily indicative of the results for the full year.

The amounts included in the financial statements are presented in Renminbi (“Rmb”) because the Company’s activities are primarily conducted in the PRC.  For illustrative purposes, the condensed consolidated balance sheet as at September 30, 2011 and condensed consolidated statement of operations for the three months ended September 30, 2011 and condensed consolidated statement of cash flows for the three months ended September 30, 2011 have been translated into US dollars at approximately 6.3885 Rmb to the dollar.

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

5.           Comprehensive Income

The Company accounts for comprehensive income in accordance with ASC Topic 220, Comprehensive Income.  ACS Topic 220 establishes standards for reporting comprehensive income and its components in financial statements.  Other comprehensive income, as defined therein, refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity. Other comprehensive income for the three months ended September 30, 2011 and 2010 represented gain on foreign currency translation adjustments which are mainly arisen from the translation of the amount payable to our 45.6% stockholder which is denominated in the US dollars.

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

There has been no change to the above loan condition during either of the quarters ended September 30, 2011 and 2010. As at September 30 and June 30, 2011, the payable to Honview is convertible into 10,581,079 and 10,462,992 shares of the Company’s common stock, respectively.

8.           Commitments and Contengencies

As of September 30, 2011 and June 30, 2011, the Company had no material outstanding commitments and contingencies.

9.            Income Taxes

The Company is subject to income taxes on an entity basis on income arising in or derived from the tax jurisdiction in which they operate.

The Company’s subsidiary established in the PRC is subject to the PRC income taxes at a rate of 25%. No PRC income tax has been provided for in the financial statements as the subsidiary in the PRC neither incurred a loss nor has any assessable profits for the periods presented.

Migration operates in Hong Kong where the statutory tax rate is 16.5% for the three months ended September 30, 2011 and 2010, respectively, on assessable income arising in Hong Kong. No Hong Kong profits tax has been provided for as Migration’s operations in Hong Kong incurred a loss for taxation purposes for the periods presented. Migration is exempt from any BVI income taxes under BVI International Business Act for its operations being located only in Hong Kong.

The Company has net operating losses carry forward for tax reporting purposes in the PRC amounting to Rmb665,740 as of September 30 and June 30, 2011. The tax losses will expire in five years after the losses were incurred. Full valuation allowances have been made as it is not probable that future taxable profit will be available against which the Company can utilize the benefit therefrom. No deferred income taxes are provided as there are no temporary differences between the tax and book basis of assets and liabilities due to the current status of the Company as a shell company.

Item 2.  Management’s Discussion and Analysis of Financial Condition and Results of Operations

This document contains certain forward-looking statements that involve risks and uncertainties, such as statements of the Company’s plans, objectives, expectations and intentions.  When used in this document, the words “expects”, “anticipates”, “intends” and “plans” and similar expressions are intended to identify certain of these forward-looking statements.  The cautionary statements made in this document should be read as being applicable to all related forward-looking statements wherever they appear in this document.  Our actual results could differ materially from those discussed in this document.  Factors that could cause or contribute to such difference include those discussed below and in the Annual Report on Form 10-K for the year ended June 30, 2011.

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

Results of Operations

General and administrative included salaries and other expenses. For the period ended September 30, 2011 and 2010, general and administrative expenses increased to Rmb219,529 (US$34,363) from Rmb 193,193.

There was no revenue for the periods ended September 30, 2011 and September 30, 2010 due to the Company’s cessation of business since December 2007.

The foregoing revenues and expenses have resulted in net losses of Rmb219,529 (US$34,363) and Rmb193,193 for the periods ended September 30, 2011 and 2010, respectively. The Company expects to continue to incur non-operating expenses as a shell company.

The Company has recorded other comprehensive income of Rmb197,105 (US$30,853) and Rmb368,200 for the periods ended September 30, 2011 and 2010, respectively, directly into the stockholders’ deficit. These comprehensive income for the three months ended September 30, 2011 and 2010 are mainly the result of unrealized gain on translation of United States dollar advances from Honview from US$ to Rmb on consolidation. The significant decrease in comprehensive income is because of the exchange rate between US$ and Rmb was comparatively stable during the period ended September 30, 2011.

Liquidity and Capital Resources

As of September 30, 2011 and June 30, 2011, the Company had a negative working capital of Rmb250,235 (US$39,169) and Rmb198,080, respectively. As of September 30, 2011, advances from the 45.6% stockholder totaled Rmb81,117,051 (US$12,697,295) compared to advance from the 45.6% stockholder of Rmb81,146,782 as of June 30, 2011. The 45.6% stockholder has confirmed its intention to provide financial support to the Company.

Cash used in operating activities for the three months ended September 30, 2011 was Rmb158,910 (US$24,874) as compared with Rmb120,867 for the three months ended September 30, 2010.  The cash used in operations was to fund operating losses of Rmb219,529 (US$34,363) and Rmb193,193 for the three months ended September 30, 2011 and 2010, respectively.

Cash flows from financing activities have generally come from advances by the 45.6% stockholder of the Company.  During the three months ended September 30, 2011 and 2010, the 45.6% stockholder has advanced Rmb165,599 (US$25,921) and Rmb118,901, respectively.

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

The critical accounting policies and use of estimates are discussed in and should be read in conjunction with the annual consolidated financial statements and notes included in the latest Form 10-K, as filed with the SEC, which includes audited consolidated financial statements for the year ended June 30, 2011.

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

Item 3.  Quantitative and Qualitative Disclosures About Market Risk

None

Item 4. Controls and Procedures

Evaluation of Disclosure Controls and Procedures

The responsibility for establishing and maintaining adequate controls resides with the Company’s management. The Company's management, with the participation of its chief executive officer and chief financial officer, evaluated the effectiveness of the Company's disclosure controls and procedures as defined in Rules 13a-15(e) and 15d-15(e) and pursuant to Rules 13a-15(b) and 15d-15(b) under the Exchange Act as of the end of the period covered by this Quarterly Report on Form 10-Q. In designing and evaluating the disclosure controls and procedures, management recognizes that any controls and procedures, no matter how well designed and operated, can provide only reasonable assurance of achieving the desired control objectives. In addition, the design of disclosure controls and procedures must reflect the fact that there are resource constraints and that management is required to apply its judgment in evaluating the benefits of possible controls and procedures relative to their costs.

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

PART II – OTHER INFORMATION

Item 6. Exhibits.

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

32.1	Section 1350 Certification of Chief Executive Officer

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbuse Document

101.DEF XBRL	Taxonomy Extension Definitions Linkbuse Document

101.LAB XBRL	Taxonomy Extension Label Linkbuse Document

101.PRE XBRL	Taxonomy Extensioon Preentation Linkbuse Document

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: November 15, 2011
COL CHINA ONLINE INTERNATIOONAL INC.
(Registrant)

By: /s/ Chi Keung Wong
Chi Keung Wong
Chief Executive Officer and
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No. Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer

32.1	Section 1350 Certification of Chief Executive Officer

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbuse Document

101.DEF XBRL	Taxonomy Extension Definitions Linkbus Document

101.LAB XBRL	Taxonomy Extension Laabel Linkbuse Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbuse Document