Form 10-K/A
period 2011-06-30
COL CHINA ONLINE INTERNATIONAL INC
filed 2011-12-23
CIK 1114274

UNITED STATES

SECURITIES AND EXCHANGE COMMISSION
Washington, D.C. 20549

FORM 10 – K/A

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

[_] Yes [X] No

Indicate by check mark if the registrant is not required to file reports pursuant to Section 13 or Section 15(d) of the Act.

[_] Yes [X] No

Indicate by check mark whether the registrant (1) has filed all reports required to be filed by Section 13 or 15(d) of the Exchange Act during the preceding 12 months (or for such shorter period that the registrant was required to file such reports), and (2) has been subject to such filing requirements for the past 90 days.

[X] Yes [_] No

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

[_] Yes [X] No

Indicate by check mark if disclosure of delinquent filers pursuant to Item 405 of Regulation S-K (§229.405 of this chapter) is not contained herein, and will not be contained, to the best of registrant’s knowledge, in definitive proxy or information statements incorporated by reference in Part III of this Form 10-K or any amendment to this Form 10-K.

[X] Yes [_] No

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act.

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [_] (Do not check if a smaller reporting company)	Smaller reporting company [X]

Indicate by check mark whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act). [X] Yes [_] No

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

Documents Incorporated By Reference. None.

COL China Online International Inc.

10-K for the Year Ended June 30, 2011

Table of Contents

Explanatory Note	2

Part VI	3

Item 15. Exhibits and Financial Statement Schedules	3

Signatures	4

i

Explanatory Note – Amendment No. 1

COL China Online International Inc. (the “Company”) is filing this Amendment No. 1 on Form 10-K/A (this “Form 10-K/A”) to the Company’s Annual Report on Form 10-K for the year ended June 30, 2011, which was originally filed with the Securities and Exchange Commission (the “SEC”) on September 28, 2011 (the “Original Filing”).

The purpose of this Form 10-K/A is to (1) include information required by Part IV of the Form 10-K that was not included in the Original Filing [by revising the Report of the Independent Registered Public Accounting Firm to include the date of the report] and (2) revise the certifications of our principal executive officer, principal financial officer and principal accounting officer pursuant to Rule 13a-14 and 15d-14 under the Securities Exchange Act of 1934, as amended and 18 U.S.C. Section 1350 as requested by the SEC. These revisions have no material impact on the financial statements contained in the Original Filing.

Other than as described above, none of the financial statements or other disclosures in the Original Filing have been amended or updated.  Among other things, forward-looking statements made in the Original Filing have not been revised to reflect events that occurred or facts that became known to the Company after the filing of the Original Filing, and such forward-looking statements should be read in their historical context. Accordingly, this Form 10-K/A should be read in conjunction with the Company’s filings with the Securities and Exchange Commission subsequent to the Original Filing. As required by Rule 12b-15 under the Securities and Exchange Act of 1934, new certifications of our principal executive officer, principal financial officer and principal accounting officer are being filed as exhibits to this Form 10-K/A.

Item 15. Exhibits and Financial Statement Schedules

The following exhibits and documents are filed as a part of, or are incorporated by reference into, this report: [Those exhibits and documents filed as part of this report are denoted by **]

(1) Financial Statements:	Page

** Report of Independent Registered Public Accounting Firm	F-2

(2)

All schedules for which provision is made in the applicable accounting regulations of the SEC are omitted because the required information is either presented in the financial statements or notes thereto, or is not applicable, required or material.

(3) Exhibits

The documents listed below are filed with this Annual Report on Form 10-K as exhibits or incorporated into this Form 10-K/A by reference as noted:

Number	Description

2.1	Stock Exchange Agreement between and among Migration Developments Limited, the Company and the stockholders of Migration Developments Limited dated June 8, 2000 (1)

3.1	Certificate of Incorporation filed with the Delaware Secretary of State effective as of February 22, 2000 (1)

3.2	Certificate of Amendment to the Certificate of Incorporation filed with the Delaware Secretary of State effective as of April 3, 2000 (1)

3.3	Amended and Restated Bylaws (4)

3.4	Sino-Foreign Joint Venture Contract (2) (1)

3.5	Articles of Association of the Sino-Foreign Joint Venture (1)

4.1	Specimen Common Stock Certificate (1)

10.1	Joint Venture Business License (2) (1)

10.2	Cooperation Agreement Regarding China Online’s Internet Connection Service Commercial Business dated July 15, 1998 between Neihi Electronic Systems Co., Ltd. (now known as the JV) and Rayes Group (2) (1)

10.3	Cooperation Agreement Regarding China Online’s Internet Content Service Commercial Business dated July 15, 1998 between Neihi Electronic Systems Co., Ltd. (now known as the JV) and Rayes Group (2) (1)

10.4	Cooperation Agreement for Dissemination of Educational Resources between the JV and Wuhan City No.2 Secondary School to establish Education Net dated January 7, 2000 (2) (1)

10.5	Cooperation Agreement for Transmission of Education Materials between the JV and Wuhan Cable TV to provide Education Net infrastructure dated March 10, 2000 (2) (1)

10.6	Purchase Agreement between the JV, Shanghai Togji Construction Materials Technology Sales Service Co., Ltd. and other parties specified thereby dated October 22, 1999 (2) (1)

10.7	2000 Stock Option Plan* (1)

10.8	Form of Subscription Agreement (1)

10.9	Form of Escrow Agreement between the Company and American Securities Transfer and Trust, Inc. (1)

10.10	Form of Migration’s Convertible Promissory Note (3)

10.11	Migration’s Loan Agreement dated October 10, 2000 (3)

10.12	Sino-Foreign Joint Venture Agreement dated July 7, 2000 between Migration and Shanghai Dongyi Scientific Technology Engineering Co. (3)

10.13	Share Purchase Agreement dated July 17, 2000 between Shanghai Shangyi Science and Trade Information Consulting Co., Ltd. and Shanghai Tongji Construction Materials Sales and Services Co., Ltd. (3)

10.14	Lease Agreement for Rental of Office Premises dated April 25, 2000 (3)

10.15	COL International’s Loan Agreement dated December 21, 2000 (4)

21	Subsidiaries of the Registrant (5)

**31	Rule 13a-14(a)/15a-14(a) Certification of Chief Executive Officer and Chief Financial Officer

**32	Certification of Chief Executive Officer and Chief Financial Officer Pursuant to 18 U.S.C. Section 1350, as Adopted Pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

*	Designates a management contract or compensatory plan required to be filed as an Exhibit to this Report on Form 10-K

(1)	Incorporated by reference from the Company’s Form SB-2 Registration Statement dated June 13, 2000 (File No. 333-39208)

(2)	Translated into English from Chinese

(3)	Incorporated by reference from the Company’s Amendment No. 2 to Form SB-2 Registration Statement dated October 19, 2000 (File No. 333-39208

(4)	Incorporated by reference from the Company’s Amendment No. 3 to Form SB-2 Registration Statement dated January 17, 2001 (File No. 333-39208)

(5)	Incorporated by reference from the Company’s Form 10-KSB dated November 15, 2001 for the year ended June 30, 2001 (File No. 333-39208)

SIGNATURES

In accordance with Section 13 or 15(d) of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

COL CHINA ONLINE INTERNATIONAL INC.

Date: December 22, 2011	By: /s/ Chi Keung Wong
Chi Keung Wong,
Chief Executive Officer and Chief Financial Officer
(Principal Accounting Officer)

In accordance with the Exchange Act, this report has been signed by the following persons on behalf of the registrant in the capacities and on the dates indicated.

Date	Signatures
December 22, 2011	/s/ Kam Che Chan Kam Che Chan, Director
December 22, 2011	/s/ Anthony Ng Anthony Ng, Director
December 22, 2011	/s/ Paul Wong Paul Wong, Director
December 22, 2011	/s/ Qi Yu Zhang Qi Yu Zhang, Director 4

MAZARS

To the Board of Directors and the Stockholders

COL China Online International Inc.

(A Development Stage Company incorporated in Delaware)

REPORT OF INDEPENDENT REGISTERED PUBLIC ACCOUNTING FIRM

We have audited the accompanying consolidated balance sheets of COL China Online International Inc. and its subsidiaries (the "Company") as of June 30, 2011 and 2010, and the related consolidated statements of operations, changes in stockholders' deficit and cash flows for each of the years then ended, and for the period from December 10, 2007 (inception of reentering the development stage) to June 30, 2011. These consolidated financial statements are the responsibility of the Company's management. Our responsibility is to express an opinion on these consolidated financial statements based on our audits.

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

Mazars CPA Limited Certified Public Accountants Hong Kong

September 28, 2011

MAZARS CPA LI MITED

42ND FLOOR, CENTRAL PLAZA, 18 HARBOUR ROAD, WANCHAI, HONG KONG

TEL: (852) 2909-5555 - FAX: (852) 2810 0032. info@mazars.com.hk - www.mazars.com.hk ...

MEMBER'