Form 10-Q
period 2011-12-31
COL CHINA ONLINE INTERNATIONAL INC
filed 2012-02-21
CIK 1114274

FORM 10-Q

SECURITIES AND EXCHANGE COMMISSION

Washington, D.C. 20549

(Mark One)

[X] QUARTERLY REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

For the quarterly period ended December 31, 2011

OR

[_] TRANSITION REPORT PURSUANT TO SECTION 13 OR 15(d) OF THE SECURITIES EXCHANGE ACT OF 1934

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

Yes [X] No [_]

Indicate by check mark whether the registrant has submitted electronically and posted on its corporate Web site, if any, every Interactive Data File required to be submitted and posted pursuant to Rule 405 of Regulation S-T (§ 232.405 of this chapter) during the preceding 12 months (or for such shorter period that the registrant was required to submit and post such files).

Yes [_] No [X]

Indicate by check mark whether the registrant is a large accelerated filer, an accelerated filer, a non-accelerated filer, or a smaller reporting company. See the definitions of “large accelerated filer,” “accelerated filer” and “smaller reporting company” in Rule 12b-2 of the Exchange Act. (check one):

Large accelerated filer [_]	Accelerated filer [_]

Non-accelerated filer [_]	Smaller reporting company [X]
(Do not check if a smaller reporting company)

Indicate by check whether the registrant is a shell company (as defined in Rule 12b-2 of the Exchange Act).

Yes [X] No [_]

As of December 31, 2011, the registrant had outstanding 50,155,000 shares of its common stock, par value $0.001.

PART I – FINANCIAL INFORMATION

Item 1. Financial Statements

COL CHINA ONLINE INTERNATIONAL INC.

(A Development Stage Company)

CONDENSED CONSOLIDATED BALANCE SHEETS

		December 31, 2011 (Unaudited)		June 30, 2011
	Note	(US$)	(Rmb)	(Rmb)
ASSETS		(Illustrative only)

Current Assets:
Cash		9,554	60,688	23,267
Rental deposits		3,306	21,000	21,000

Total Assets		12,860	81,688	44,267

LIABILITIES AND STOCKHOLDERS’ DEFICIT

Current Liabilities:
Accounts payable and accrued expenses		23,940	152,066	242,347

Total current liabilities		23,940	152,066	242,347

Non-Current Liabilities:
Payable to related party with convertible option	7	12,816,738	81,415,766	81,146,782

Total non-current liabilities		12,816,738	81,415,766	81,146,782

COMMITMENTS AND CONTINGENCIES	8	—	—	—

Stockholders’ Deficit:
Common stock, US$0.001 par value, 100,000,000 shares authorized and 50,155,000 shares issued, outstanding		64,365	408,864	408,864
Additional paid-in capital		191,130	1,214,118	1,214,118
Accumulated deficit before reentering development stage		(13,177,660)	(83,708,451)	(83,708,451)
Accumulated deficit from inception of reentering development stage		(564,190)	(3,583,902)	(3,149,621)
Other comprehensive income		658,537	4,183,227	3,890,228

Total Stockholders’ deficit		(12,827,818)	(81,486,144)	(81,344,862)

Total Liabilities and Stockholders’ Deficit		12,860	81,688	44,267

The financial statements should be read in conjunction with the accompanying notes.

COL CHINA ONLINE INTERNATIONAL INC.

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		For the three months ended			For the six months ended			Cumulative since reentering development stage on
		December 31, 2011		December 31, 2010	December 31, 2011		December 31, 2010	December 10, 2007 to December 31, 2011
	Note	(US$)	(Rmb)	(Rmb)	(US$)	(Rmb)	(Rmb)	(Rmb)
		(Illustrative only)			(Illustrative only)

General and administrative expenses		(34,003)	(214,752)	(197,755)	(68,366)	(434,281)	(390,948)	(3,583,902)

NET LOSS		(34,003)	(214,752)	(197,755)	(68,366)	(434,281)	(390,948)	(3,583,902)

Other comprehensive income, before tax: Foreign currency translation adjustments		14,010	95,893	266,895	46,125	292,999	635,095	2,287,482
Income tax expense related to other comprehensive income		—	—	—	—	—	—	—
Other comprehensive income, net of tax		14,010	95,893	266,895	46,125	292,999	635,095	2,287,482

INCOME	5	19,993	118,859	69,140	22,241	141,282	244,147	1,296,420

The financial statements should be read in conjunction with the accompanying notes.

COL CHINA ONLINE INTERNATIONAL INC.

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF OPERATIONS

		For the three months ended			For the six months ended			Cumulative since reentering development stage on
		December 31, 2011		December 31, 2010	December 31, 2011		December 31, 2010	December 10, 2007 to December 31, 2011
	Note	(US$)	(Rmb)	(Rmb)	(US$)	(Rmb)	(Rmb)	(Rmb)
		(Illustrative only)			(Illustrative only)

Basic and Diluted Loss Per Share	6

Loss per share of common stock		(0.0007)	(0.0043)	(0.0039)	(0.0014)	(0.0087)	(0.0078)	(0.0715)

Weighted Average Common Share Outstanding – basic and diluted		50,155,000	50,155,000	50,155,000	50,155,000	50,155,000	50,155,000	50,155,000

The financial statements should be read in conjunction with the accompanying notes.

COL CHINA ONLINE INTERNATIONAL INC.

(A Development Stage Company)

CONSOLIDATED STATEMENTS OF CHANGES IN STOCKHOLDERS’ DEFICIT

FOR THE SIX MONTHS ENDED DECEMBER 31, 2011 AND YEAR ENDED JUNE 30, 2011

	Common stock		Additional paid-in capital	Accumulated deficit before reentering development stage	Accumulated deficit from inception of reentering development stage	Accumulated other comprehens-ive income	Total
	Number	(Rmb)	(Rmb)	(Rmb)	(Rmb)	(Rmb)	(Rmb)

Balance as of July 1, 2010	50,155,000	408,864	1,214,118	(83,708,451)	(2,269,137)	2,931,799	(81,422,807)
Net loss for the year	—	—	—	—	(880,484)	—	(880,484)
Other comprehensive income	—	—	—	—	—	958,429	958,429

Balance as of July 1, 2011	50,155,000	408,864	1,214,118	(83,708,451)	(3,149,621)	3,890,228	(81,344,862)
Net loss for the period (unaudited)	—	—	—	—	(434,281)	—	(434,281)
Other comprehensive income (unaudited)	—	—	—	—	—	292,999	292,999

Balance as of December 31, 2011 (unaudited)	50,155,000	408,864	1,214,118	(83,708,451)	(3,583,902)	4,183,227	(81,486,144)

The financial statements should be read in conjunction with the accompanying notes.

COL CHINA ONLINE INTERNATIONAL INC.

(A Development Stage Company)

UNAUDITED CONDENSED CONSOLIDATED STATEMENTS OF CASH FLOWS

	For the six months ended			Cumulative since reentering development stage on
	December 31, 2011		December 31, 2010	December 10, 2007 To December 31, 2011
	(US$)	(Rmb)	(Rmb)	(Rmb)
	(Illustrative only)
Cash Flows from Operating Activities:
Net loss	(68,366)	(434,281)	(390,948)	(3,583,902)

Adjustments to reconcile net loss to net cash used in operating activities:

Change in operating assets and liability:
Decrease in:
Rental deposits	—	—	—	23,608
Accounts payable and accrued expenses	(13,742)	(87,292)	(95,049)	(15,846)

Net cash used in operating activities	(82,108)	(521,573)	(485,997)	(3,576,140)

Cash Flows from Financing Activities:
Advances from 45.6% stockholder	88,054	559,343	487,080	3,510,021

Net cash provided by financing activities	88,054	559,343	487,080	3,510,021

Effect of Exchange Rate Changes on Cash	(56)	(349)	(1,635)	(4,865)

Net Increase (decrease) in Cash	5,890	37,421	(552)	(70,984)

Cash, beginning of period	3,664	23,267	47,133	131,672

Cash, end of period	9,554	60,688	46,581	60,688

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

The unaudited consolidated financial statements have been prepared by the Company, pursuant to the rules and regulations of the Securities and Exchange Commission (the “SEC”).  Certain information and footnote disclosures normally included in financial statements prepared in accordance with generally accepted accounting principles have been omitted pursuant to such SEC rules and regulations; nevertheless, the Company believes that the disclosures are adequate to make the information presented not misleading.  Information as of June 30, 2011 was derived from the audited financial statements of the Company for the year ended June 30, 2011. These financial statements have been prepared on the same basis as the annual financial statements.  These financial statements and the notes hereto should be read in conjunction with the financial statements and notes thereto included in the Company’s Annual Report on Form 10-K for the year ended June 30, 2011, which was filed on September 28, 2011.  In the opinion of the directors, all adjustments, including normal recurring adjustments necessary to present fairly the financial position of the Company as of December 31, 2011 and the results of its operations for the three month period and six month period and cash flows for the six month period then ended, have been included.  The results of operations for the interim period are not necessarily indicative of the results for the full year.

The amounts included in the financial statements are presented in Renminbi (“Rmb”) because the Company’s activities are primarily conducted in the PRC.  For illustrative purposes, the condensed consolidated balance sheet as at December 31, 2011 and condensed consolidated statement of operations for the three and six months ended December 31, 2011 and condensed consolidated statement of cash flows for the six months ended December 31, 2011 have been translated into US dollars at approximately 6.3523 Rmb to the dollar.

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

5.           Comprehensive Income

The Company accounts for comprehensive income in accordance with ASC Topic 220, Comprehensive Income.  ASC Topic 220 establishes standards for reporting comprehensive income and its components in financial statements.  Other comprehensive income, as defined therein, refers to revenues, expenses, gains and losses that are not included in net income but rather are recorded directly in stockholders’ equity. Other comprehensive income for the three and six months ended December 31, 2011 and 2010 represented gain on foreign currency translation adjustments which are mainly arisen from the translation of the amount payable to our 45.6% stockholder which is denominated in the US dollars.

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

There has been no change to the above loan condition during either of the quarters ended December 31, 2011 and 2010. As at December 31 and June 30, 2011, the payable to Honview is convertible into 10,680,615 and 10,462,992 shares of the Company’s common stock, respectively.

8.           Commitments and Contengencies

As of December 31, 2011 and June 30, 2011, the Company had no material outstanding commitments and contingencies.

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

Migration operates in Hong Kong where the statutory tax rate is 16.5% for the three and six months ended December 31, 2011 and 2010, respectively, on assessable income arising in Hong Kong. No Hong Kong profits tax has been provided for as Migration’s operations in Hong Kong incurred a loss for taxation purposes for the periods presented. Migration is exempt from any BVI income taxes under BVI International Business Act for its operations being located only in Hong Kong.

The Company has net operating losses carry forward for tax reporting purposes in the PRC amounting to Rmb665,740 as of December 31 and June 30, 2011. The tax losses will expire in five years after the losses were incurred. Full valuation allowances have been made as it is not probable that future taxable profit will be available against which the Company can utilize the benefit therefrom. No deferred income taxes are provided as there are no temporary differences between the tax and book basis of assets and liabilities due to the current status of the Company as a shell company.

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

Results of Operations

General and administrative included salaries and other expenses. For the six months ended December 31, 2011 and 2010, general and administrative expenses increased to Rmb434,281 (US$68,366) from Rmb390,948, and for the three months ended December 31, 2011 and 2010, general and administrative expenses increased to Rmb214,752 (US$34,003) from Rmb197,755 due to an increase in salary expenses.

There was no revenue for the three month or six month periods ended December 31, 2011 and December 31, 2010 due to the Company’s cessation of business since December 2007.

The foregoing expenses have resulted in net losses of Rmb214,752 (US$34,003) and Rmb197,755 for the three months ended December 31, 2011 and 2010, respectively, and in net losses of Rmb434,281 (US$68,366) and Rmb390,948 for the six months ended December 31, 2011 and 2010, respectively. The Company expects to continue to incur non-operating expenses as a shell company.

The Company has recorded other comprehensive income of Rmbs’ 95,893 (US$14,010) and Rmb266,895 for the three months ended December 31, 2011 and 2010, respectively, and other comprehensive income of Rmb292,999 (US$46,125) and Rmb635,095, for the six months ended December 31, 2011 and 2010, respectively, directly into the stockholders’ deficit account. This comprehensive income for the three and six months ended December 31, 2011 is mainly the result of unrealized gain on translation of United States dollar advances from Honview from US$ to Rmb on consolidation. The significant decrease in comprehensive income is because the exchange rate between US$ and Rmb was comparatively stable during the period ended December 31, 2011.

Liquidity and Capital Resources

As of December 31, 2011 and June 30, 2011, the Company had a negative working capital of Rmb70,378 (US$11,080) and Rmb198,080, respectively. As of December 31, 2011, advances from the 45.6% stockholder totaled Rmb81,415,766 (US$12,816,738) compared to advances from the 45.6% stockholder of Rmb81,146,782 as of June 30, 2011. The 45.6% stockholder has confirmed its intention to provide financial support to the Company.

Cash used in operating activities for the six months ended December 31, 2011 was Rmb521,573 (US$82,108) as compared with Rmb485,997 for the six months ended December 31, 2010.  The cash used in operations was to fund operating losses of Rmb434,281 (US$68,366) and Rmb390,948 for the six months ended December 31, 2011 and 2010, respectively.

Cash flows from financing activities have generally come from advances by the 45.6% stockholder of the Company.  During the six months ended December 31, 2011 and 2010, the 45.6% stockholder has advanced Rmb559,343 (US$88,054) and Rmb487,080, respectively.

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

The critical accounting policies and use of estimates are discussed in and should be read in conjunction with the annual consolidated financial statements and notes included in the latest Form 10-K, as filed with the SEC, which includes audited consolidated financial statements for the two fiscal years ended June 30, 2011.

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

PART II – OTHER INFORMATION

Item 6. Exhibits.

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbuse Document

101.DEF XBRL	Taxonomy Extension Definitions Linkbuse Document

101.LAB XBRL	Taxonomy Extension Label Linkbuse Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbuse Document

SIGNATURES

      In accordance with the requirements of the Exchange Act, the registrant caused this report to be signed on its behalf by the undersigned, thereunto duly authorized.

Date: February , 2012
COL CHINA ONLINE INTERNATIOONAL INC.
(Registrant)

By: /s/ Chi Keung Wong
Chi Keung Wong
Chief Executive Officer and
Chief Financial Officer
(Principal Accounting Officer)

EXHIBIT INDEX

Exhibit No. Description

31.1	Rule 13a-14(a) / 15d-14(a) Certification of Chief Executive Officer and Chief Financial Officer

32.1	Section 1350 Certification of Chief Executive Officer and Chief Financial Officer pursuant to 18 U.S.C. Section 1350, as adopted pursuant to Section 906 of the Sarbanes-Oxley Act of 2002

101.INS XBRL	Instance Document

101.SCH XBRL	Taxonomy Extension Schema Document

101.CAL XBRL	Taxonomy Extension Calculation Linkbuse Document

101.DEF XBRL	Taxonomy Extension Definitions Linkbuse Document

101.LAB XBRL	Taxonomy Extension Label Linkbuse Document

101.PRE XBRL	Taxonomy Extension Presentation Linkbuse Document